Form 10-Q
period 2001-06-30
AMERICASDOCTOR COM INC
filed 2001-08-14
CIK 1088000

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number   0-32601

                            AMERICASDOCTOR.COM, INC.
             (Exact name of registrant as specified in its charter)


               Delaware                           33-0597050
      (State or other jurisdiction of           (I.R.S. Employer
      incorporation or organization)          Identification Number)


                       1325 Tri-State Parkway, Suite 300
                            Gurnee, Illinois 60031
         (Address of principal executive offices, including zip code)

                                (847) 855-7500
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X]

At August 1, 2001, there were 3,430,042 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                 June 30,      December 31,
                                                                                   2001            2000
                                                                                   ----            ----
                                                                               (unaudited)
                               ASSETS
------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   $     2,354    $      9,389
  Accounts receivable, net                                                         15,816          16,799
  Prepaid expenses                                                                  4,445           4,217
                                                                              ---------------------------
               Total current assets                                                22,615          30,405
                                                                              ---------------------------

FIXED ASSETS:
  Furniture and fixtures                                                            1,226           1,224
  Equipment                                                                           372             274
  Computers and software                                                            4,222           4,217
  Leasehold improvements                                                              560             544
                                                                              ---------------------------
                                                                                    6,380           6,259
  Less- Accumulated depreciation and amortization                                  (3,808)         (3,230)
                                                                              ---------------------------
               Total fixed assets, net                                              2,572           3,029
                                                                              ---------------------------
OTHER ASSETS:
  Other                                                                                 2              31
  Goodwill, net                                                                     7,377           7,547
                                                                              ---------------------------
               Total other assets                                                   7,379           7,578
                                                                              ---------------------------
                                                                              $    32,566    $     41,012
                                                                              ============================

                LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                            $       246    $      1,137
  Capital leases, current portion                                                      32             116
  Accrued investigator fees                                                        10,189          12,840
  Accrued wages and consulting                                                      1,802           3,793
  Deferred revenue                                                                  5,925           5,711
                                                                              ---------------------------
               Total current liabilities                                           18,194          23,597
                                                                              ---------------------------

CONTINGENCIES AND COMMITMENTS

LONG-TERM DEBT:
  Capital leases, noncurrent portion                                                   22              21
                                                                              ---------------------------
               Total long-term debt                                                    22              21
                                                                              ---------------------------

REDEEMABLE PREFERRED STOCK:
  Series A redeemable preferred stock, par value $0.001 per share;
  9,741,400 shares authorized; 4,992,621 and 888,889 shares issued
  and outstanding at June 30, 2001 and December 31, 2000                           66,337          63,746
                                                                              ---------------------------

STOCKHOLDERS' DEFICIT:
  Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,430,042 and 1,413,764 shares issued and outstanding
  at June 30, 2001 and December 31, 2000                                                3               3

  Class B common stock, par value $0.001 per share; 685,324 shares authorized; 685,324 and 685,324 shares issued and outstanding at
  June 30, 2001 and December 31, 2000                                                   1               1

  Series B preferred stock, par value $0.001 per share; 228,436 shares authorized; 228,436 and 228,436 issued and outstanding at June 30, 2001
  and December 31, 2000                                                                 -               -

  Series E preferred stock, par value $0.001 per share; 30,164 shares authorized; 30,164 and 30,164 issued and outstanding at June 30, 2001
  and December 31, 2000                                                                 -               -

  Warrants to purchase common stock                                                    55              55
  Additional paid-in-capital                                                       35,059          34,980
  Accumulated deficit                                                             (87,105)        (81,391)
                                                                              ---------------------------
              Total stockholders' deficit                                         (51,987)        (46,352)
                                                                              ---------------------------
                                                                              $    32,566    $     41,012
                                                                              ===========================

  See the accompanying notes to condensed consolidated financial statements.

                  AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited, in thousands, except share data)

                                                            For the Quarter Ended         For the Six-Months Ended
                                                                   June 30,                       June 30,
                                                          -------------------------      --------------------------
                                                             2001           2000             2001           2000
                                                             ----           ----             ----           ----
REVENUE                                                   $   11,607     $   14,548      $   25,021      $   28,261
                                                          -------------------------      --------------------------

EXPENSES:
  Direct study costs                                           7,417          9,272          16,280          17,924
  Selling, general and administrative                          5,443         11,861          11,335          22,775
  Depreciation and amortization                                  365          3,294             751           6,499
                                                          -------------------------      --------------------------
          Total expenses                                      13,225         24,427          28,366          47,198
                                                          -------------------------      --------------------------

OPERATING LOSS                                                (1,618)        (9,879)         (3,345)        (18,937)

OTHER INCOME (EXPENSE), net                                       70            305             222            (121)
                                                          -------------------------      --------------------------
  Loss before provision for income taxes                      (1,548)        (9,574)         (3,123)        (19,058)

PROVISION FOR INCOME TAXES                                         -              -               -               -
                                                          -------------------------      --------------------------
NET LOSS                                                      (1,548)        (9,574)         (3,123)        (19,058)

ACCRETION OF PREFERRED STOCK                                   1,296          1,293           2,591           1,527
                                                          -------------------------      --------------------------
  Net loss applicable to common stockholders              $   (2,844)    $  (10,867)     $   (5,714)     $  (20,585)
                                                          =========================      ==========================

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
          Loss per common share-
            Class A                                       $    (0.69)    $    (2.81)     $    (1.39)     $    (5.79)
            Class B                                            (0.69)         (2.81)          (1.39)          (5.79)
                                                          =========================      ==========================

          Weighted average number of common shares
           outstanding-
            Class A                                        3,430,042      3,188,623       3,430,042       2,869,944
            Class B                                          685,324        685,324         685,324         685,324
                                                          =========================      ==========================

  See the accompanying notes to condensed consolidated financial statements.

                  AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                   For the Six-Months Ended
                                                                                           June 30,
                                                                                ------------------------------
                                                                                    2001              2000
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $    (3,123)       $   (19,058)
   Adjustments to reconcile net loss to net cash and cash
    equivalents used in operating activities-
      Depreciation and amortization                                                     751              6,499
      Loss (gain) on disposal of fixed assets, net                                       (3)                 -
      Compensatory stock options                                                         79                 31
      Accrued interest converted to preferred stock                                       -                755
      Other                                                                               -                (20)
      Changes in assets and liabilities, net of assets and liabilities acquired through acquisitions-
        Accounts receivable                                                             983                 11
        Prepaid expenses                                                               (228)              (356)
        Other assets                                                                     29                 (5)
        Accounts payable                                                               (891)              (596)
        Accrued investigator fees                                                    (2,651)               135
        Accrued wages and consulting                                                 (1,991)             2,722
        Deferred revenue                                                                214                (14)
                                                                                ------------------------------
          Net cash and cash equivalents used in operating activities                 (6,831)            (9,896)
                                                                                ------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                           (121)            (1,997)
   Cash paid in AmDoc acquisition, net of cash received                                   -             (3,855)
                                                                                ------------------------------
          Net cash and cash equivalents used in investing activities                   (121)            (5,852)
                                                                                ------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (redemptions) from sale of common stock, net                                  -                 76
   Proceeds (redemptions) from sale of preferred stock, net                               -             33,378
   Payments on capital leases and debt                                                  (83)            (1,043)
                                                                                ------------------------------
          Net cash and cash equivalents provided by (used in)
            financing activities                                                        (83)            32,411
                                                                                ------------------------------
          Net increase (decrease) in cash and cash equivalents                       (7,035)            16,663

CASH AND CASH EQUIVALENTS, beginning of period                                        9,389              1,187
                                                                                ------------------------------

CASH AND CASH EQUIVALENTS, end of period                                        $     2,354        $    17,850
                                                                                ==============================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest on capital leases and debt                                        $         4        $        33
     Taxes                                                                                1                 13
   Noncash investing activity-
     Common and preferred stock issued in connection
     with the acquisitions                                                                -             26,321
   Noncash financing activity-
     Preferred stock issued in connection with the conversion of the
       bridge note                                                                        -              4,500
     Preferred stock issued in connection with the
       conversion of the liabilities                                                      -              1,508
     Conversion of the warrants to redeemable preferred stock                             -                658

    See accompanying notes to condensed consolidated financial statements.

                  AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 (Unaudited, in thousands, except share data)

                                                            Common Stock                                  Preferred Stock
                                      ----------------------------------------------------------   ------------------------------

                                        Class A ($.001 Par  Value)    Class B ($.001 Par  Value)   Series B ($.001 Par Value)
                                      (25,000,000 Shares Authorized)  (685,324 Shares Authorized)  (228,436 Shares Authorized)
                                      ------------------------------  ---------------------------  ------------------------------
                                           Number of                     Number of                  Number of
                                             Shares      Par Value       Shares       Par Value      Shares            Par Value
                                          ---------     ----------       ------       ----------     ------           ----------


BALANCE, December 31, 2000                   3,430,042    $     3        685,324         $   1         228,436            $ -

     Net loss                                        -          -              -             -               -              -
     Compensatory stock options                      -          -              -             -               -              -
      Accretion of preferred stock                   -          -              -             -               -              -
     to redemption value
                                          ------------  ---------      ---------       -------      ----------        -------
BALANCE, June 30, 2001                       3,430,042          3        685,324             1         228,436
                                          ============  =========      =========       =======      ==========        =======


                                                      -------------------------------
                                                         Series E ($0.01 Par Value)
                                                         (30,164 Shares Authorized)
                                                      -------------------------------
                                                                                                    Additional
                                                         Number of                                  Paid-In      Accumulated
                                                          Shares          Par Value    Warrants      Capital       Deficit
                                                          ------          ---------    --------      -------       -------
BALANCE, December 31, 2000                                30,164            $    -      $   55       $34,980       $(81,391)

     Net loss                                                  -                 -           -             -         (3,123)
     Compensatory stock options                                -                 -           -            79              -
      Accretion of preferred stock                             -                 -           -             -         (2,591)
     to redemption value
                                                          ------          --------      ------       -------     ----------
BALANCE, June 30, 2001                                    30,164                 -          55        35,059        (87,105)
                                                          ======          ========      ======       =======     ==========

                                                  Treasury Stock
                                            --------------------------
                                                 Number of                    Stockholders'
                                         Shares          Par Value               Deficit
                                         ------          ---------               -------
BALANCE, December 31, 2000               (4,583)               $ -              $(46,352)

     Net loss                                 -                  -                (3,123)
     Compensatory stock options               -                  -                    79
      Accretion of preferred stock            -                  -                (2,591)
     to redemption value                -------          ---------            ----------
                                         (4,583)                 -               (51,987)
BALANCE, June 30, 2001                  ========         =========            ==========

    See accompanying notes to condensed consolidated financial statements.

                  AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor.com, Inc. (herein referred to as the "Company", "we", "us", and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter and the six-months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 2000 included in the Company's Form 10, filed with the Securities and Exchange Commission on August 10, 2001.

2.   LIQUIDITY AND FUTURE OPERATIONS

The Company has incurred accumulated deficits to date of $87.1 million and used cash in operating activities of $6.8 million, $19.1 million, $0.1 million and $5.4 million for six-months ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Company incurred significant costs related to the merger of the Company and AmericasDoctor.com, Inc. in January 2000 (the "Merger") and related operating costs and costs associated with several long-term contractual obligations assumed in the Merger. The Company incurred additional costs to support and centralize corporate operations in Gurnee, Illinois, mainly in the areas of information technology, marketing, accounting, human resources and corporate development. In addition, during 2000, revenue from the Company's research services decreased due to the time and resources needed to focus on the on-line operations. Subsequent to the Merger, the Company undertook cost cutting measures that eliminated the positions of substantially all of the employees acquired from old AmericasDoctor.com, Inc. and abandoned the web patient recruitment and new drug marketing strategies. The Company undertook other cost cutting measures to reduce its use of cash and minimize the costs associated with the Web site. In addition, the Company has hired additional sales people to focus on increasing revenue from the research services while focusing on reducing and controlling costs throughout its organization.

The Company has financed its operations to date through the sale of equity securities as it has generated negative cash flows from operations since its inception. To date, the Company has received approximately $53.6 million in net proceeds from the sale of common stock and preferred stock. At June 30, 2001, the Company had approximately $2.4 million in cash and cash equivalents.

Management projects that due to these efforts, the Company will have adequate cash sources to fund operations for 2001 and beyond and does not intend to pursue additional financing at this time; however, there can be no assurances that these plans will be successful. If the Company is unable to achieve its forecasted revenue, it may be necessary to raise additional funding. There can be no assurances that the Company would be able to raise sufficient funds or that the terms of available funding would be acceptable to the Company.

3.   EARNINGS PER SHARE

Basic earnings per share for the quarters ended June 30, 2001 and 2000 is calculated based on the weighted average number of Class A and Class B shares of common stock outstanding. Stock warrants and preferred stock and stock options were not included in the net diluted loss per common share calculation since their impact is antidilutive.

The following is a reconciliation of the Company's basic net loss per share for the quarter and six-months ended June 30, 2001 and 2000 (unaudited, in thousands, except share date):

                                                           Quarter Ended June 30,
                                 ----------------------------------------------------------------------------
                                                   2001                                    2000
                                 ----------------------------------------  ----------------------------------
                                                               Per                                    Per
                                       Net        Number      Share           Net        Number      Share
                                      Loss      of Shares     Amount          Loss     of Shares     Amount
                                 ----------------------------------------  ----------------------------------
Net loss available to:
  Class A stockholders             $  (2,370)    3,430,042   $  (0.69)     $ (8,945)  3,188,623   $   (2.81)
  Class B Stockholders                  (474)      685,324      (0.69)       (1,922)    685,324       (2.81)

                                                              Six-Months Ended June 30,
                                 ----------------------------------------------------------------------------
                                                   2001                                    2000
                                 ----------------------------------------  ----------------------------------
                                                               Per                                    Per
                                       Net        Number      Share           Net        Number      Share
                                      Loss      of Shares     Amount          Loss     of Shares     Amount
                                 ----------------------------------------  ----------------------------------
Net loss available to:
  Class A stockholders             $  (4,762)    3,430,042   $  (1.39)     $(16,617)  2,869,944   $   (5.79)
  Class B Stockholders                  (952)      685,324      (1.39)       (3,968)    685,324       (5.79)


4.  ACCOUNTING CHANGES

In June 2001, the Financial Accounting Standards Board (FASB) voted to issue Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling of interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS No. 141 will be effective for transactions accounted for using the purchase method that are completed after June 30, 2001.

In June 2001, the FASB also voted to issue SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after its effective date. SFAS No. 142 is effective January 1, 2002. The Company is currently assessing SFAS No. 142 and has not yet made a determination of the impact its adoption will have on the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. We also offer limited on-line services to hospitals, including live on-line, sponsored one-on-one chats with doctors. As of August 1, 2001, we offered clinical research services through approximately 225 independently owned investigative sites operating in 37 states in the United States.

     We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as "Affiliated Research Centers, Inc.," as part of a recapitalization. On January 6, 2000, our wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc. ("Old AmericasDoctor"), an interactive Internet healthcare information site for consumers based in Maryland. Following the Merger, Old AmericasDoctor became our wholly owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and we changed our corporate name to "AmericasDoctor.com, Inc." We are currently doing business as "AmericasDoctor."

     We have built a network of approximately 225 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations, or CROs, located throughout the world; these entities are commonly referred to as "sponsors." Each of the sites in our network is a party to a clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2000, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

     In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and have expanded into other therapeutic areas. Dr. Zinner served as Chairman of the board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of August 1, 2001, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

urology             gastroenterology        neuroscience          women's health
cardiology          endocrinology           pulmonology           rheumatology

Our services to the investigative sites in our network allow them to build and maintain successful clinical research businesses. By facilitating study start-up activities and providing management support and patient recruitment services, we assist the investigative sites in growing their research practices.

     On April 22, 1998, we acquired Pacific Coast Clinical Coordinators, Inc. ("Pacific Coast Coordinators"), a Washington based company that provided investigative sites with study coordinators who worked directly with physicians in the conduct of clinical research trials and provided on-site administrative and management services. Since the acquisition, we have integrated the Pacific Coast Coordinators sites into our network of investigative sites and have expanded the number of investigative sites in our network that utilize our study coordinator services. As a result, in addition to providing clinical research management services to many of our sites, we also provide experienced study coordinators who are employed by us.

     On January 6, 2000, we merged with Old AmericasDoctor, an interactive Internet healthcare information site for consumers (the "Merger"). We acquired Old AmericasDoctor to focus on three web-related initiatives: patient recruitment, hospital marketing and new drug marketing. Old AmericasDoctor originally initiated its service in September 1998. Its site featured free, doctor chat service, an informational tool that provided the assistance and expertise of doctors in live, on-line, one-on-one chat sessions with consumers. Old AmericasDoctor offered hospitals the opportunity to provide information and market their services directly to consumers by exclusively sponsoring its site within a market segment. Old AmericasDoctor's goal was to become a premier Internet healthcare information resource for consumers.

     After the Merger, we eliminated the positions of substantially all of the employees acquired from Old AmericasDoctor and abandoned the web patient recruitment and new drug marketing strategies. We undertook other cost cutting measures to reduce our use of cash and minimize the costs associated with the Web site. As a result of the Merger, we are a party to a contract with Medical Advisory Systems. Pursuant to the contract, we have agreed to pay Medical Advisory Systems a monthly access fee of $50,000 in exchange for call center chats and other services. The contract expires in July 2003. In an effort to minimize the financial burden of this contract, we expect to continue to provide hospital sponsorship services designed to utilize these call center chats through at least the end of 2001. We expect that the costs associated with these chats, however, will not be completely offset by hospital sponsorship revenues.

     In December 2000, based on market trends and management's assessment of market conditions, the web patient recruitment and new drug marketing programs that we intended to conduct through the businesses acquired in the Merger were abandoned. In addition, it was determined that net cash flows from the remaining Old AmericasDoctor hospital sponsorship business would likely be negative over the next three years. Accordingly, all unamortized goodwill ($23.0 million) associated with the acquisition of Old AmericasDoctor was written off as of December 31, 2000.

     During 2000, we incurred significant costs related to the Merger and related operating costs and costs associated with several long-term contractual obligations assumed in the Merger. We incurred additional costs to support and centralize corporate operations in Gurnee, Illinois, mainly in the areas of information technology, marketing, accounting, human resources and corporate development. In addition, during 2000, revenue from our research services decreased due to the time and resources required to focus on the on-line operations. Subsequent to the Merger, we have undertaken cost cutting measures as discussed above and have hired additional sales people to focus on increasing revenue from research services while focusing on reducing and controlling costs throughout our organization.

     Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the Class B common stock issued to Affiliated Research Centers, LLC. The value per share of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made by our board of directors. Each LLC member's percentage interest in the limited liability company determines that member's share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member's percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of Affiliated Research Centers, LLC.

     We have recognized operating losses in each fiscal year since our formation and only generated operating profit in the second and third quarters of 1999. Our research services relies heavily on the revenues generated by our investigative sites. In addition, we experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. We expect to incur operating losses and negative cash flows for fiscal 2001 as well. Because we have a history of losses and anticipate losses in the future, we may never achieve significant profitability, or if we are able to achieve profitability, we may not be able to sustain or increase profitability in future periods.

     Revenue is generated primarily from contracts with research services sponsors and the timing of our receipt of revenue is affected by the type of studies conducted. Revenue on each clinical research study contract is recognized as the qualified patient visits occur or the service is provided. Our service agreements with the investigative sites provide that a percentage of the contract amount will be paid to the sites as investigator fees. The percentage of fees paid to investigative sites varies by contract depending upon the level of services provided to these sites. As study revenue is recognized, the investigator fees to the sites are recognized as costs. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to investigative sites are classified as prepaid investigator fees until services are performed.

Quarterly Results

Second Quarter 2001 Compared to Second Quarter 2000

     Our revenue decreased $2.9 million, or 20.2%, to $11.6 million for the quarter ended June 30, 2001 from $14.5 million for the quarter ended June 30, 2000. For the second quarter 2001, research services revenue decreased $2.3 million and hospital sponsorship revenue decreased $0.6 million. This revenue decrease is a cumulative reflection of study delays and cancellations in research services and our decision to offer a more limited range of services to hospital sponsors. In an effort to minimize the costs associated with contractual obligations we assumed in the Merger, we continue to offer a limited range of services to hospital sponsors, but are focused on growing our research services. In addition, we currently generate a limited amount of revenue from hospital sponsors. We expect that hospital sponsorship revenue will continue to decrease and will likely cease by the end of 2001.

     Our direct study costs were $7.4 million for the quarter ended June 30, 2001 compared to $9.3 million for the quarter ended June 30, 2000, a decrease of $1.9 million, or 20.0%. These costs included investigator fees and other study costs such as laboratory fees and patient stipends. The decrease in study costs resulted from the decrease in research revenue discussed above.

     Our selling, general and administrative costs were $5.4 million for the quarter ended June 30, 2001 compared to $11.8 million for the quarter ended June 30, 2000, a decrease of $6.4 million, or 54.1%. As a percentage of revenue, these costs decreased 34.6% from 81.5% in 2000 to 46.9% in 2001. The majority of the decrease, $4.4 million, was attributable to elimination or reduction of costs associated with our on-line services and significant cost cutting measures that were taken since the acquisition of Old AmericasDoctor. Selling, general and administrative costs were also favorably impacted by a reduction in consulting, corporate development and marketing expenses.

     Depreciation and amortization expenses decreased to $0.4 million for the quarter ended June 30, 2001 compared to $3.3 million for the quarter ended June 30, 2000. The $2.9 million decrease was the result of goodwill amortization associated with Old AmericasDoctor in 2000, but not 2001. As of December 31, 2000, all unamortized goodwill associated with the acquisition of Old AmericasDoctor was written off.

     Our operating loss decreased to $1.6 million for the quarter ended June 30, 2001 compared to $9.9 million for the quarter ended June 30, 2000 due to the factors discussed above.

     Other income was $0.1 million for the quarter ended June 30, 2001 compared to other income of $0.3 million for the quarter ended June 30, 2000. This $0.2 million reduction was the result of depleted interest-bearing cash balances due to continued operating losses.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

     For the six months ended June 30, 2001, our revenue decreased to $25.0 million compared to $28.2 million for the six months ended June 30, 2000, a decrease of $3.2 million, or 11.5%. For the six months ended June 30, 2001, research service revenue decreased $1.9 million and hospital sponsorship revenue decreased $1.3 million.

     Our direct study costs were $16.3 million for the six months ended June 30, 2001 compared to $17.9 million for the six months ended June 30, 2000, a decrease of $1.6 million or 9.2%. These costs included investigator fees and other study costs such as laboratory fees and patient stipends. The decrease in study costs resulted from the decrease in research revenue discussed above.

     Our selling, general and administrative costs were $11.3 million for the six months ended June 30, 2001 compared to $22.8 million for the six months ended June 30, 2000, a decrease of $11.5 million, or 50.2%. As a percentage of revenue, these costs decreased 35.3% from 80.6% in 2000 to 45.3% in 2001. The majority of the decrease, $9.0 million, was attributable to elimination or reduction of costs associated with our on-line services and significant cost cutting measures that were taken since the acquisition of Old AmericasDoctor. Selling, general and administrative costs were also favorably impacted by a reduction in consulting, corporate development and marketing expenses.

     Depreciation and amortization expenses decreased to $0.8 million for the six months ended June 30, 2001 compared to $6.5 million for the six months ended June 30, 2000. The $5.7 million decrease was the result of goodwill amortization associated with Old AmericasDoctor in 2000, but not 2001.

     Our operating loss decreased to $3.3 million for the six months ended June 30, 2001 compared to $18.9 million for the six months ended June 30, 2000 due to the factors discussed above.

     Other income was $0.2 million for the six months ended June 30, 2001 compared to other expense of ($0.1 million) for the six months ended June 30, 2000. This was the result of bridge loan interest in the first quarter of 2000 that was subsequently converted into equity.

Liquidity and Capital Resources

     Our net cash used in operating activities was $6.8 million for the six months ended June 30, 2001 compared to $9.9 million for the six months ended June 30, 2000. Our working capital was $4.4 million as of June 30, 2001 compared to $20.8 million as of June 30, 2000. During the first quarter of 2000, the Company sold preferred stock that resulted in net proceeds of $33.4 million. Continued operating losses have depleted these balances over time.

     We have financed our operations to date through the sale of equity securities as we have generated negative cash flow from operations since our inception. To date, we have received approximately $53.6 million in net proceeds from the sale of common stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.4 million as of June 30, 2001.

     We anticipate that our operating expenses will be a material use of our cash resources. As a result of the significant cost cutting measures taken in 2000 and the beginning of 2001, we believe that our existing working capital and cash flows from operations will be sufficient to meet our anticipated working capital and cash expenditure requirements over the next year.

     Our capital requirements will depend upon the amount of patient enrollment and clinical trial expenses, our results of operations in future periods and the magnitude of any business expansions. Depending on the timing of our receipt of revenues, we may need to obtain additional funding to finance our operations during the next twelve to eighteen months. In the event our cash and cash equivalents are insufficient to meet our liquidity needs, we will seek additional debt or equity financing, most likely from certain of our existing investors. There can be no assurance, however, that we would be able to obtain the necessary financing on commercially reasonable terms, if at all.

     In addition, our cash, cash equivalents and cash flow from operations may not be sufficient if we pursue a transaction outside our current business plan. For instance, we may need to raise additional funds, for the following purposes:

     .  fund obligations to strategic partners;

     .  fund more rapid expansion;

     .  fund additional marketing expenditures;

     . fund greater development of content, features or services on our Web site;

     .  enhance our operating infrastructure; or

     .  respond to competitive pressures.

Statement Regarding Forward-Looking Statements

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. We have based these forward-looking statements on our current expectations and projections about future events. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in healthcare regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     As of August 1, 2001, we were not a party to any significant financing arrangements. We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. We do not expect changes in interest rates to have a material effect on our income or cash flows.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

     In lieu of an annual meeting of stockholders of AmericasDoctor, the stockholders representing at least a majority of the issued and outstanding shares of AmericasDoctor's securities, elected the members of the Board of Directors by written consent dated April 16, 2001. The Board of Directors was re-elected in its entirety.

Item 6.  Exhibits and Reports on Form 8-K.

(A)   Exhibits

Exhibit Number    Description
--------------    -----------

    2.1 Agreement and Plan of Merger, dated as of January 6, 2000, among Affiliated Research Centers, Inc., ARC Merger Sub-1, Inc. and AmericasDoctor.com, Inc. (incorporated by reference to Exhibit 2.1 of the Company's Registration Statement on Form 10 filed with the Commission on April 26, 2001 (Reg. No. 0-32601) (the "Form 10"))

    2.2 Agreement and Plan of Merger, dated as of April 22, 1998, among Affiliated Research Centers, Inc., ARC Acquisition Sub-I, Inc., Pacific Coast Clinical Coordinators, Inc. and the Stockholders of Pacific Coast Clinical Coordinators, Inc. (incorporated by reference to Exhibit 2.2 of the Form 10)

    3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10)

    3.2 Certificates of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 of the Form 10)

    3.3 Certificate of Designation, Preferences and Rights of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.3 of the Form 10)

Exhibit Number    Description
--------------    -----------

    3.4 Certificate of Designation, Preferences and Rights of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.4 of the Form 10)

    3.5 Certificate of Designation, Preferences and Rights of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.5 of the Form 10)

    3.6 Certificate of Designation, Preferences and Rights of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.6 of the Form 10)

    3.7 Certificate of Designation, Preferences and Rights of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.7 of the Form 10)

    3.8 Amended Certificate of Designation, Preferences and Rights of Series A-6 Preferred Stock (incorporated by reference to
                  Exhibit 3.8 of the Form 10)

    3.9 Amended Certificate of Designation, Preferences and Rights of Series A-7 Preferred Stock (incorporated by reference to
                  Exhibit 3.9 of the Form 10)

    3.10 Certificate of Designation, Preferences and Rights of Series B Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 of the Form 10)

    3.11 Certificate of Designation, Preferences and Rights of Series C Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 of the Form 10)

    3.12 Certificate of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.12 of the Form 10)

    3.13          Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.13 of the Form 10)

    4.1 Amended and Restated Registration Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.1 of the Form 10)

    4.2 Amendment No. 1 to Registration Rights Agreement and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Premier Research Worldwide, Ltd. and Tullis-Dickerson Capital Focus II, L.P. (incorporated by reference to Exhibit
                  4.2 of the Form 10)

Exhibit Number   Description
--------------   -----------

     4.3 Investor Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.3 of the Form 10)

     4.4 Amendment No. 1 to Investor Rights Agreement, Waiver and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and Premier Research Worldwide, Ltd. (incorporated by reference to Exhibit 4.4 of the Form 10)

     4.5 Amended and Restated Limited Liability Company Agreement of Affiliated Research Centers LLC, dated as of November 21, 1997 (incorporated by reference to Exhibit 4.5 of the Form 10)

     4.6 Form of Class A Common Stock Warrant (incorporated by reference to Exhibit 4.6 of the Form 10)

     4.7 Form of Clinical Research Services Agreement (incorporated by reference to Exhibit 4.7 of the Form 10)

    10.1 Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Form 10)

    10.2 Form of Stock Option Agreement under the Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to
                 Exhibit 10.2 of the Form 10) 10.3 Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to
                 Exhibit 10.3 of the Form 10)

    10.4 Form of Stock Option Agreement under the Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to
                 Exhibit 10.4 of the Form 10)

    10.5 1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.5 of the Form 10)

    10.6 Form of Stock Option Agreement under the 1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.6 of the Form 10)

Exhibit Number   Description
--------------   -----------

     10.7 Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of January 5, 2000, between Affiliated Research Centers, Inc. and Steven M. Rauscher (incorporated by reference to Exhibit 10.7 of the Form
                 10)

     10.8 Amendment No. 1 to Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of May 15, 2000, between AmericasDoctor.com, Inc. and Steven
                 M. Rauscher (incorporated by reference to Exhibit 10.8 of the Form 10)

     10.9 Separation Agreement and General Release, dated as of October 17, 2000, between AmericasDoctor.com, Inc. and Steven M. Rauscher (incorporated by reference to Exhibit 10.9 of the Form
                 10)

    10.10 Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of January 5, 2000, between Affiliated Research Centers, Inc. and David R. Adamoli (incorporated by reference to Exhibit 10.10 of the Form
                 10)

    10.11 Amendment No. 1 to Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of May 15, 2000, between AmericasDoctor.com, Inc. and David
                 R. Adamoli (incorporated by reference to Exhibit 10.11 of the Form 10)

    10.12 Amendment No. 2 to Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of December 21, 2000, between AmericasDoctor.com, Inc. and David R. Adamoli (incorporated by reference to Exhibit 10.12 of the Form 10)

    10.13 Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 1, 2000, between AmericasDoctor.com, Inc. and C. Lee Jones (incorporated by reference to Exhibit 10.13 of the Form 10)

    10.14 Employment, Confidentiality and Non-Competition Agreement, dated as of April 22, 1998, between Affiliated Research Centers, Inc. and Jane Taylor (incorporated by reference to
                 Exhibit 10.14 of the Form 10)

    10.15 Severance Agreement, dated as of April 22, 1998, between Affiliated Research Centers, Inc. and Jane Taylor (incorporated by reference to Exhibit 10.15 of the Form 10)

    10.16 Amendment No. 1 to Severance Agreement, dated as of December 30, 1999, between Affiliated Research Centers, Inc. and Jane Taylor (incorporated by reference to Exhibit 10.16 of the Form
                 10)

    10.17 Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of January 5, 2000, between Affiliated Research Centers, Inc. and Scott M. Rifkin, M.D. (incorporated by reference to Exhibit 10.17 of the Form 10)

Exhibit Number   Description
--------------   -----------

     10.18       Separation Agreement and General Release between
                 AmericasDoctor.com, Inc. and Scott M. Rifkin, M.D. (incorporated by reference to Exhibit 10.18 of the Form 10)

     10.19 Employment, Confidentiality and Non-Competition Agreement, dated as of May 11, 2000, between AmericasDoctor.com, Inc. and Marc Grove (incorporated by reference to Exhibit 10.19 of the Form 10)

     10.20 Office Lease Agreement, dated April 29, 1997, between Affiliated Research Centers, Inc. and T.R.L.P. (incorporated by reference to Exhibit 10.20 of the Form 10)

(B)  Reports on Form 8-K

     None.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICASDOCTOR.COM, INC.


                                        By: /s/ David R. Adamoli
                                           -------------------------------------
Date: August 14, 2001                      David R. Adamoli
                                           Chief Financial Officer and Secretary