Form 10-Q
period 2001-09-30
AMERICASDOCTOR COM INC
filed 2001-11-14
CIK 1088000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X]  No [  ]

At November 1, 2001, there were 3,430,042 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

                   AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                   September 30,       December 31,
                                                                                       2001                2000
                                                                                   -------------       ------------
                                                                                    (unaudited)

                            ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                       $  2,892           $ 9,389
     Accounts receivable, net                                                          15,472            16,799
     Prepaid expenses                                                                   4,511             4,217
                                                                                   -----------------------------
                       Total current assets                                            22,875            30,405
                                                                                   -----------------------------
FIXED ASSETS:
     Cost                                                                               6,427             6,259
     Less- Accumulated depreciation and amortization                                   (4,129)           (3,230)
                                                                                   -----------------------------
                       Total fixed assets, net                                          2,298             3,029
                                                                                   -----------------------------
OTHER ASSETS:
     Other                                                                                  1                31
     Goodwill, net                                                                      7,293             7,547
                                                                                   -----------------------------
                       Total other assets                                               7,294             7,578
                                                                                   -----------------------------
                                                                                     $ 32,467          $ 41,012
                                                                                   =============================
          LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                $    642           $ 1,137
     Capital leases, current portion                                                       22               116
     Accrued investigator fees                                                         10,445            12,840
     Accrued wages and consulting                                                       2,199             3,793

     Deferred revenue                                                                   6,177             5,711
                                                                                   -----------------------------
                       Total current liabilities                                       19,485            23,597
                                                                                   -----------------------------

CONTINGENCIES AND COMMITMENTS
LONG-TERM DEBT:

     Capital leases, noncurrent portion                                                     9                21
                                                                                   -----------------------------
                       Total long-term debt                                                 9                21
                                                                                   -----------------------------
REDEEMABLE PREFERRED STOCK:
     Series A redeemable preferred stock, par value $0.001 per share;
     9,741,400 shares authorized; 4,992,621 and 888,889 shares issued
     and outstanding at September 30, 2001 and December 31, 2000                       67,632            63,746
                                                                                   -----------------------------
STOCKHOLDERS' DEFICIT:
     Class A common stock, par value $0.001 per share; 25,000,000 shares
     authorized; 3,430,042 and 1,413,764 shares issued and outstanding                      3                 3
     at September 30, 2001 and December 31, 2000

     Class B common stock, par value $0.001 per share; 685,324 shares
     authorized; 685,324 and 685,324 shares issued and outstanding at                       1                 1
     September 30, 2001 and December 31, 2000

     Series B preferred stock, par value $0.001 per share; 228,436 shares
     authorized; 228,436 and 228,436 issued and outstanding at                              -                 -
     September 30, 2001 and December 31, 2000

     Series E preferred stock, par value $0.001 per share; 30,164 shares
     authorized; 30,164 and 30,164 issued and outstanding at September 30, 2001             -                 -
     and December 31, 2000

     Warrants to purchase common stock                                                     55                55
     Additional paid-in-capital                                                        35,099            34,980
     Accumulated deficit                                                              (89,817)          (81,391)
                                                                                   -----------------------------
                       Total stockholders' deficit                                    (54,659)          (46,352)
                                                                                   -----------------------------
                                                                                     $ 32,467          $ 41,012
                                                                                   -----------------------------

         See accompanying notes to condensed consolidated financial statements.

                   AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                                           For the Quarter Ended       For the Nine-Months Ended
                                                                                September 30,               September 30,
                                                                      ----------------------------   ------------------------------
                                                                            2001           2000           2001           2000
                                                                            ----           ----           ----           ----

REVENUE                                                               $    11,031    $    12,478    $    36,052    $    40,739
                                                                      ----------------------------   ------------------------------
EXPENSES:
     Direct study costs                                                     7,116          8,097         23,396         26,021
     Selling, general and administrative                                    4,896          9,197         16,314         31,972
     Depreciation and amortization                                            409          3,255          1,160          9,754
                                                                      ----------------------------   ------------------------------
             Total expenses                                                12,421         20,549         40,870         67,747
                                                                      ----------------------------   ------------------------------

OPERATING LOSS                                                             (1,390)        (8,071)        (4,818)       (27,008)

OTHER INCOME (EXPENSE), net                                                   (27)           303            278            182
                                                                      ----------------------------   ------------------------------
     Loss before provision for income taxes                                (1,417)        (7,768)        (4,540)       (26,826)

PROVISION FOR INCOME TAXES                                                     --             --             --             --
                                                                      ----------------------------   ------------------------------
NET LOSS                                                                   (1,417)        (7,768)        (4,540)       (26,826)

ACCRETION OF PREFERRED STOCK                                                1,296          1,293          3,886          2,820
                                                                      ----------------------------   ------------------------------
     Net loss applicable to common stockholders                       $    (2,713)   $    (9,061)   $    (8,426)   $   (29,646)
                                                                      ============================   ==============================
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
             Loss per common share-
                 Class A                                              $     (0.66)   $     (2.27)   $     (2.05)   $     (8.06)
                 Class B                                                    (0.66)         (2.27)         (2.05)         (8.06)
                                                                      ============================   ==============================
             Weighted average number of common shares outstanding-
                 Class A                                                3,430,042      3,302,674      3,430,042      2,992,840
                 Class B                                                  685,324        685,324        685,324        685,324
                                                                      ============================   ==============================











         See accompanying notes to condensed consolidated financial statements.

                   AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                    For the Nine-Months Ended
                                                                                                          September 30,
                                                                                                   --------------------------
                                                                                                        2001        2000
                                                                                                        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                                        $ (4,540)   $(26,826)
      Adjustments to reconcile net loss to net cash and cash
        equivalents used in operating activities-
          Depreciation and amortization                                                                  1,160       9,754
          Loss (gain) on disposal of fixed assets, net                                                      (7)        679
          Compensatory stock options                                                                       119          68
          Stock compensation for professional services                                                      --         200
          Accrued interest converted to preferred stock                                                     --         755
          Other                                                                                             --         (20)
          Changes in assets and liabilities, net of assets and liabilities
            acquired through acquisitions                                                               (2,955)       (406)
                                                                                                   --------------------------
                  Net cash and cash equivalents used in operating activities                            (6,223)    (15,796)
                                                                                                   --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of fixed assets                                                                           (168)     (2,107)
      Proceeds from sale of fixed assets                                                                    --          71
      Cash paid in AmDoc acquisition, net of cash received                                                  --      (3,855)
                                                                                                   --------------------------
                  Net cash and cash equivalents used in investing activities                              (168)     (5,891)
                                                                                                   --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds (redemptions) from sale of common stock, net                                                 --          76
      Proceeds (redemptions) from sale of preferred stock, net                                              --      33,378
      Payments on capital leases and debt                                                                 (106)     (1,188)
                  Net cash and cash equivalents provided by (used in)
                      financing activities                                                                (106)     32,266
                                                                                                   --------------------------
                  Net increase (decrease) in cash and cash equivalents                                  (6,497)     10,579

CASH AND CASH EQUIVALENTS, beginning of period                                                           9,389       1,187
                                                                                                   --------------------------
CASH AND CASH EQUIVALENTS, end of period                                                              $  2,892    $ 11,766
                                                                                                   ==========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid for-
          Interest on capital leases and debt                                                         $      6    $     41
          Taxes                                                                                              1          20
      Noncash investing activity-
          Common and preferred stock issued in connection
            with acquisitions                                                                               --      26,321
      Noncash financing activity-
          Preferred stock issued in connection with the conversion of the bridge note                       --       4,500
          Preferred stock issued in connection with the conversion of liabilities                           --       1,508
          Conversion of the warrants to redeemable preferred stock                                          --         658

         See accompanying notes to condensed consolidated financial statements.

                   AMERICAS DOCTOR.COM, INC. AND SUBSIDIARIES.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor.com, Inc. (herein referred to as the "Company", "we", "us", and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter and the nine-months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 2000 included in the Company's Form 10, filed with the Securities and Exchange Commission on August 10, 2001.

2.       Liquidity and Future Operations

The Company has incurred accumulated deficits to date of $89.8 million and used cash in operating activities of $6.2 million, $19.1 million, $0.1 million and $5.4 million for the nine-months ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, the Company incurred significant costs related to the merger of the Company and AmericasDoctor.com, Inc. in January 2000 (the "Merger") and related operating costs and costs associated with several long-term contractual obligations assumed in the Merger. The Company incurred additional costs to support and centralize corporate operations in Gurnee, Illinois, mainly in the areas of information technology, marketing, accounting, human resources and corporate development. In addition, during 2000, revenue from the Company's research services decreased due to the time and resources needed to focus on the on-line operations. Subsequent to the Merger, the Company undertook cost cutting measures that eliminated the positions of substantially all of the employees acquired from old AmericasDoctor.com, Inc. and abandoned the web patient recruitment and new drug marketing strategies. The Company undertook other cost cutting measures to reduce its use of cash and minimize the costs associated with the Web site. In addition, the Company has hired additional sales people to focus on increasing revenue from the research services while focusing on reducing and controlling costs throughout its organization.

The Company has financed its operations to date through the sale of equity securities as it has generated negative cash flows from operations since its inception. To date, the Company has received approximately $53.6 million in net proceeds from the sale of common stock and preferred stock. At September 30, 2001, the Company had approximately $2.9 million in cash and cash equivalents.

Our capital requirements depend upon the amount of patient enrollment and clinical trial expenses, our results of operations in future periods and the magnitude of any business expansions. Depending on the timing of our receipt of revenues and based on our current level of performance, we may need to obtain additional funding to finance our operations as early as January 2002. We are currently seeking additional financing from various sources, including from certain of our existing investors. There can be no assurance, however, that we will be able to obtain the necessary financing on commercially reasonable terms, if at all.

3.       Earnings Per Share

Basic earnings per share for the quarters ended September 30, 2001 and 2000 is calculated based on the weighted average number of Class A and Class B shares of common stock outstanding. Stock warrants and preferred stock and stock options were not included in the net diluted loss per common share calculation since their impact is antidilutive.

The following is a reconciliation of the Company's basic net loss per share for the quarter and nine-months ended September 30, 2001 and 2000 (unaudited, in thousands, except share data):

                                                  Quarter Ended September 30,
                            ----------------------------------------------------------------------
                                          2001                                 2000
                            ----------------------------------------------------------------------
                                                       Per                                   Per
                              Net        Number       Share        Net         Number       Share
                              Loss      of Shares     Amount       Loss       of Shares    Amount
                            ----------------------------------------------------------------------
Net loss available to:
  Class A stockholders      $(2,261)    3,430,042    $ (0.66)    $ (7,504)    3,302,674    $(2.27)
  Class B stockholders         (452)      685,324      (0.66)      (1,557)      685,324     (2.27)

                                                Nine-Months Ended September 30,
                            ----------------------------------------------------------------------
                                          2001                                 2000
                            ----------------------------------------------------------------------
                                                       Per                                   Per
                              Net        Number       Share        Net         Number       Share
                              Loss      of Shares     Amount       Loss       of Shares    Amount
                            ----------------------------------------------------------------------
Net loss available to:
  Class A stockholders      $(7,023)    3,430,042    $ (2.05)    $(24,122)    2,992,840    $(8.06)
  Class B stockholders       (1,403)      685,324      (2.05)      (5,524)      685,324     (8.06)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. We also offer limited on-line services to hospitals, including live on-line, sponsored one-on-one chats with doctors. As of November 1, 2001, we offered clinical research services through approximately 225 independently owned investigative sites operating in 37 states in the United States.

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

         In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and have expanded into other therapeutic areas. Dr. Zinner served as Chairman of the board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of November 1, 2001, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

urology         gastroenterology        neuroscienc             women's health
cardiology      endocrinology           pulmonology             rheumatology

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

Quarterly Results

Third Quarter 2001 Compared to Third Quarter 2000

         Our revenue decreased $1.4 million, or 11.6%, to $11.0 million for the quarter ended September 30, 2001 from $12.4 million for the quarter ended September 30, 2000. For the third quarter 2001, research services revenue decreased $0.9 million and hospital sponsorship revenue decreased $0.5 million. This revenue decrease is a cumulative reflection of study delays and cancellations in research services and our decision to offer a more limited range of services to hospital sponsors.

         Our direct study costs were $7.1 million for the quarter ended September 30, 2001 compared to $8.1 million for the quarter ended September 30, 2000, a decrease of $1.0 million, or 12.1%. These costs included investigator fees and other study costs such as laboratory fees and patient stipends. The decrease in study costs resulted from the decrease in research revenue discussed above.

         Our selling, general and administrative costs were $4.9 million for the quarter ended September 30, 2001 compared to $9.2 million for the quarter ended September 30, 2000, a decrease of $4.3 million, or 46.8%. As a percentage of revenue, these costs decreased 29.3% from 73.7% in 2000 to 44.4% in 2001. The majority of the decrease, $3.7 million, was attributable to elimination or reduction of costs associated with our on-line services and significant cost cutting measures that were taken since the acquisition of Old AmericasDoctor. Selling, general and administrative costs were also favorably impacted by a reduction in consulting, corporate development and marketing expenses.

         Depreciation and amortization expenses decreased to $0.4 million for the quarter ended September 30, 2001 compared to $3.3 million for the quarter ended September 30, 2000. The $2.9 million decrease was the result of goodwill amortization associated with Old AmericasDoctor in 2000, but not 2001. As of December 31, 2000, all unamortized goodwill associated with the acquisition of Old AmericasDoctor was written off.

         Our operating loss decreased to $1.4 million for the quarter ended September 30, 2001 compared to $8.1 million for the quarter ended September 30, 2000 due to the factors discussed above.

         Other expense was ($0.03) million for the quarter ended September 30, 2001 compared to other income of $0.3 million for the quarter ended September 30, 2000. This $0.33 million reduction was the result of depleted interest-bearing cash balances due to continued operating losses.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

         For the nine months ended September 30, 2001, our revenue decreased to $36.1 million compared to $40.7 million for the nine months ended September 30, 2000, a decrease of $4.6 million or 11.5%. For the nine months ended September 30, 2001, research service revenue decreased $4.4 million, hospital sponsorship revenue decreased $.9 million, and direct service revenue increased $0.7 million.

         Our direct study costs were $23.4 million for the nine months ended September 30, 2001 compared to $26.0 million for the nine months ended September 30, 2000, a decrease of $2.6 million or 10.1%. These costs included investigator fees and other study costs such as laboratory fees and patient stipends. The decrease in study costs resulted from the decrease in research service revenue discussed above.

         Our selling, general and administrative costs were $16.3 million for the nine months ended September 30, 2001 compared to $32.0 million for the nine months ended September 30, 2000, a decrease of $15.7 million, or 49.0%. As a percentage of revenue, these costs decreased 33.2% from 78.5% in 2000 to 45.3% in 2001. The majority of the decrease, $13.9 million, was attributable to elimination or reduction of costs associated with our on-line services and significant cost cutting measures that were taken since the acquisition of Old AmericasDoctor. Selling, general and administrative costs were also favorably impacted by a reduction in consulting, corporate development and marketing expenses.

         Depreciation and amortization expenses decreased to $1.2 million for the nine months ended September 30, 2001 compared to $9.8 million for the nine months ended September 30, 2000. The $8.6 million decrease was the result of goodwill amortization associated with Old AmericasDoctor in 2000, but not 2001.

         Our operating loss decreased to $4.8 million for the nine months ended September 30, 2001 compared to $27.0 million for the nine months ended September 30, 2000 due to the factors discussed above.

         Other income was $0.3 million for the nine months ended September 30, 2001 compared to other income of $0.2 million for the nine months ended September 30, 2000. This was the result of bridge loan interest of $0.8 million in the first quarter of 2000 that was subsequently converted into equity offset by the depletion of interest-bearing cash balances.

Liquidity and Capital Resources

         Our net cash used in operating activities was $6.2 million for the nine months ended September 30, 2001 compared to $15.8 million for the nine months ended September 30, 2000. Our working capital was $3.4 million as of September 30, 2001 compared to $6.8 million as of September 30, 2000. During the first quarter of 2000, the Company sold common and preferred stock that resulted in net proceeds of $33.5 million. Continued operating losses have depleted these balances over time.

         We have financed our operations to date through the sale of equity securities as we have generated negative cash flow from operations since our inception. To date, we have received approximately $53.6 million in net proceeds from the sale of common stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.9 million as of September 30, 2001.

         We anticipate that our operating expenses will be a material use of our cash resources. Although we have taken significant cost cutting measures in 2000 and the beginning of 2001, our existing working capital and cash flows from operations may not be sufficient to meet our anticipated working capital and cash expenditure requirements over the next year. Our capital requirements depend upon the amount of patient enrollment and clinical trial expenses, our results of operations in future periods and the magnitude of any business expansions. Depending on the timing of our receipt of revenues and based on our current level of performance, we may need to obtain additional funding to finance our operations as early as January 2002. We are currently seeking additional financing from various sources, including from certain of our existing investors. There can be no assurance, however, that we will be able to obtain the necessary financing on commercially reasonable terms, if at all.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of November 1, 2001, we were not a party to any significant financing arrangements. We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. We do not expect changes in interest rates to have a material effect on our income or cash flows.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         In lieu of a special meeting of stockholders of AmericasDoctor, the stockholders representing at least a majority of the issued and outstanding shares of AmericasDoctor's securities, approved an amendment to the certificate of incorporation of AmericasDoctor to change the name of the company from "AmericasDoctor.com, Inc." to "AmericasDoctor, Inc." by written consent dated October 10, 2001. For further information, see the Schedule 14C filed by AmericasDoctor on November 1, 2001 (File No. 0-32601) with the Securities and Exchange Commission, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K.

(A)      Exhibits

         None.

(B)      Reports on Form 8-K

         None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AMERICASDOCTOR.COM, INC.


                                      By:  /s/ David R. Adamoli
                                         ------------------------------------
Date:  November 14, 2001                   David R. Adamoli
                                           Chief Financial Officer and Secretary