Form 10-K
period 2001-12-31
AMERICASDOCTOR INC
filed 2002-03-28
CIK 1088000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001

                         Commission File Number 0-32601

                              AMERICASDOCTOR, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                              33-0597050
        (State or other jurisdiction         (IRS Employer Identification No.)
       of incorporation or organization)

                       1325 Tri-State Parkway, Suite 300
                             Gurnee, Illinois 60031
          (Address of Principal Executive Offices, Including Zip Code)

                                 (847) 855-7500
              (Registrant's Telephone Number, Including Area Code)

                            AMERICASDOCTOR.COM, INC.
          (Former Name or former address, if changed since last report)

                Securities registered pursuant to Section 12(b):
                                      None

        Securities to be registered pursuant to Section 12(g) of the Act:
                      Class A Common Stock, par value $.001

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     There is no public market for the common stock of AmericasDoctor, Inc. At March 1, 2002, there were 3,430,043 shares of Class A common stock, par value $.001 per share, and 685,324 shares of Class B common stock, par value $.001 per share, of AmericasDoctor, Inc. outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference certain information from the Schedule 14C to be filed in connection with the 2002 annual meeting of stockholders of AmericasDoctor, Inc.

                           FORWARD-LOOKING STATEMENTS

We make statements in this annual report on Form 10-K that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in health care regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. The forward-looking statements included in this annual report on Form 10-K are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

                                     PART I

ITEM 1.  BUSINESS

         Unless otherwise noted, references to "AmericasDoctor," "we," "our" or "us" mean AmericasDoctor, Inc., a Delaware corporation, and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., a Delaware corporation. Our principal executive offices are located at 1325 Tri-State Parkway, Suite 300, Gurnee, Illinois 60031, and our telephone number is (847) 855-7500.

Company Overview

         We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of March 1, 2002, we offered clinical research services through approximately 230 independently owned investigative sites operating in 34 states in the United States.

         We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as "Affiliated Research Centers, Inc.," as part of a recapitalization. On January 6, 2000, our wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. The merger is sometimes referred to as the "Merger" and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as "Old AmDoc." Following the Merger, Old AmDoc became our wholly-owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and we changed our corporate name to "AmericasDoctor.com, Inc."In November 2001, we changed our corporate name to "AmericasDoctor, Inc."

         In late 2001, we discontinued the provision of on-line services to hospitals. We expect to focus on opportunities in our core business, research services. Specifically, we expect to focus our efforts on developing patient recruitment services, a significant obstacle to the timely completion of clinical trials.

Research Services

         General

         We have built a network of approximately 230 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations, or CROs, located throughout the world; these entities are commonly referred to as "sponsors." Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2001, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

         In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and later expanded into other therapeutic areas. Dr. Zinner served as Chairman of the board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of March 1, 2002, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

    cardiology       endocrinology       gastroenterology         neuroscience
    pulmonology      rheumatology        urology                  women's health


Our services allow investigative sites in our network to build and sustain successful clinical research businesses without the cost of maintaining their own infrastructure and personnel locally. By facilitating study start-up activities and providing management support and patient recruitment, we assist the investigative sites in growing their research practices.

         Our board of directors includes two practicing physicians who are associated with investigative sites in our network. We believe this allows us to quickly and efficiently obtain the input and guidance of physicians that are actively participating in our business. We believe that we are able to quickly respond to the concerns of physicians in our network and meet their needs.

         The Pharmaceutical Industry

         Before a new pharmaceutical or biotechnology product can be marketed in the U.S., it must undergo extensive testing and regulatory review to determine its relative safety and effectiveness. Companies seeking approval of these products are responsible for performing and analyzing the results of preclinical and multi-phase clinical trials. Preclinical testing typically lasts for up to three years and involves animal testing and laboratory analysis to determine the basic biological activity and safety of the product. Upon successful completion of the preclinical phase, the product undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease. The clinical trial phase, which typically lasts five to seven years, is generally longer than preclinical testing. In the United States, preclinical and clinical testing must comply with the requirements of Good Clinical Practices and other standards promulgated by the Food and Drug Administration, or the FDA, and other federal and state governmental authorities.

         The clinical research process generally has been inefficient and costly for sponsors, requiring the expenditure of considerable resources and efforts associated with initiating study start-up, meeting enrollment quotas and collecting complete and consistent data. Historically, sponsors have had to identify and negotiate contracts and study budgets with numerous geographically dispersed clinical research investigators, a process which impedes quick study start-up. These clinical trials are reviewed and approved by a separate institutional review board for each research site participating in a study.

         The need of pharmaceutical and biotechnology companies to both produce new drugs at low costs and comply with governmental regulations drives the clinical research industry. Competition and the increasing pressure to control costs are forcing pharmaceutical and biotechnology companies to more efficiently develop new drugs. Furthermore, pharmaceutical and biotechnology companies are actively seeking ways to save time in the clinical development process in order to bring products to market faster. By getting their products to the market faster, these companies can more quickly recover their research and development costs and achieve higher prices on their patented products before they lose their patent protection and generics enter the market. In an effort to save time and cut costs, sponsors often outsource certain aspects of the clinical research process to third parties, including research networks.

         Recent publications report that investigator-prescribers, physicians who conduct clinical trials, play a major role in decreasing the time it takes to bring products to market. In addition, trade articles have cited the dramatic effect on the market success of a new pharmaceutical in the first three years in the market that is attributable to the investigator-prescriber. Clinical investigators prescribe the new drug at nearly double the rate of comparable physicians who were not involved in the clinical research phase of the drug's development. Published articles have noted that physicians who are clinical investigators learn a lot about a specific drug, how to use the drug, and what its strengths and weaknesses are compared to other medicines before the drug is approved for use. This familiarity with the medicine may accelerate the clinical investigator's use of the medicine when it is marketed. Because of this connection, pharmaceutical sponsors are pursuing more private practice physicians to be involved in the clinical research of new drugs both to speed the clinical development, and to assist the success of the market launch of the product.

         Investigative Sites

         The investigative site industry includes all of the clinical investigators who enroll patients in clinical trials and collect information at the patient level for pharmaceutical and biotechnology companies and CROs. The investigative site industry is facing significant cost reduction pressures as a result of the pressures on pharmaceutical and biotechnology companies to reduce costs and the amount of time required to bring a drug to market. Recognizing these increased pressures and the beneficial effects of utilizing physician investigators, sponsors of clinical research have reduced their use of academic medical centers for clinical studies and have increased their use of private practice research sites. In many instances, private practice physician sites can provide greater access to patients and the ability to conduct trials more rapidly and efficiently than academia. In addition, participation in clinical trials by private physicians has increased as healthcare providers discover that they are able to offer patients access to more advanced therapies and the opportunity to receive free or reduced-cost medical care.

         Although a few of the investigative sites in our network conduct only clinical research trials, the majority of the investigative sites in our network are owned by private practice physicians. The size of the private physician practices in our network range from one physician to approximately twenty physicians. Typically, the investigative sites in our network consist of two to four physician partners in a private practice medical office. We require the investigative sites to enter into a clinical research services agreement with us. These agreements govern the terms and conditions upon which the investigative site performs studies and outlines the scope of services we provide to the sites. Pursuant to the terms of the clinical research services agreement, all clinical research services performed by the site are required to be conducted exclusively through AmericasDoctor, except for studies in which we elect not to participate. In addition, these agreements contain non-competition and non-solicitation covenants that limit or prohibit these sites from competing with us or hiring our personnel for a period of time after the termination of the agreement. The clinical research services agreement provides that a percentage of the contract amount paid to us by study sponsors will be paid to the sites as investigator fees. The percentage of fees paid to investigative sites varies by contract depending upon the level of services provided to these sites. The term of the clinical research services agreement is typically three years and may be extended for two additional terms of three years each. The agreements generally are terminable by either party at any time with 120 days' prior written notice. The agreements may also be terminated immediately if the investigative site loses its license, fails to comply with Good Clinical Practices or maintain standards of quality and scientific integrity, or is debarred from clinical research participation by local, state or federal authorities.

         Services to Sponsors

         We assist the investigative sites in our network with planning and coordinating of independent clinical trials on drugs for pharmaceutical and biotechnology companies and CROs located throughout the world. Through our network of investigative sites, we provide sponsors with access to experienced investigators and study coordinators, we facilitate quick study start-up and we ensure efficient production of quality study data. We provide patient recruitment to sponsors through investigative sites in our network and investigative sites outside of our network. We provide services designed to enable sponsors of clinical trials to complete the clinical research process efficiently, cost effectively and in a high quality manner. We provide sponsors with access to experienced researchers with large patient databases, experienced study coordinators and a central management team that performs various services designed to ensure that sponsors' needs are satisfied.

         The investigative sites in our network perform the clinical trials, focusing on Phases II through IV of the drug development process. The clinical research portion of the drug development process involves selection of investigative sites to conduct the trials, the actual conduct of the trials and the gathering and completion of the data generated during the trials. We facilitate the clinical trial process by working with study sponsors to identify the appropriate investigative sites within our network to conduct the trials and by assisting the sites in conducting the trials by offering various services, including patient recruitment, Good Clinical Practices training, source documentation, quality assurance and coordinator services.

         Access to Experienced Investigators. We maintain an extensive database of information regarding the investigative sites in our network. The database includes information on the background, education and experience of the investigative sites, patient demographics by disease states and current studies under enrollment at the sites. When contacting potential or existing sponsors regarding new studies they wish to conduct, we provide them with specific information derived from our database that illustrates our expertise and available patient pool in the study area. After investigative sites are selected by the study sponsor and an institutional review board, or IRB, has approved the study and protocol and patients are enrolled, the investigative sites coordinate the study. In conducting studies, the investigative sites administer medical evaluations, healthcare procedures and study medications to patients in accordance with the protocol under the direction of a qualified principal investigator.

         Access to Large Patient Populations. AmericasDoctor provides sponsors with immediate access to a large pool of patients for prospective studies. We provide this patient identification and recruitment to investigator sites involved in multi-center studies, including sites that are not part of the AmericasDoctor's network. Through our central patient recruitment services, we develop and implement patient recruitment and retention programs to speed completion of these studies. These services include the development and implementation of advertising programs, public service announcements and a variety of tools to assist sites in finding and enrolling suitable patients into studies.

         Centralized Management. Our central management team serves as the main contact point for sponsors and investigative sites, handling all aspects of arranging and monitoring the clinical research process and serving as the liaison between the sites and the sponsor. Management tracks the progress of clinical study contracts and handles all billing and collection matters. The central management team also performs quality assurance, administrative and planning tasks designed to enhance the quality and integrity of the research data produced by the investigative sites, such as assisting in the development of case report forms and designing source documentation. In addition, we conduct numerous training sessions for the investigative sites in our network that enhance the efficiency and utility of sites in our network.

         Protocol Consultation. The investigative sites in our network and our management team have extensive experience in the design and conduct of clinical research programs. With these sites, we consult with sponsors regarding the design and improvement of the procedures and requirements of the clinical trial or "protocol." By assisting sponsors in developing study protocols, we help to ensure that clinical trials will be conducted efficiently and timely.

         Protocol Approval. FDA regulations require that an IRB review and approve each clinical trial prior to initiation and then monitor the conduct of each trial. An IRB is charged with protecting the rights and welfare of patients enrolled in clinical trials. Clinical trials have historically been significantly delayed because each investigative site involved in a study must submit information to a separate IRB. We are able to significantly reduce this inefficiency by consolidating all submissions through a single IRB per trial on behalf of all investigative sites participating in the study. Our coordination of the IRB approval process can generate substantial time and cost savings for our sponsors.

         Accelerated Product Acceptance. Because the physicians at the investigative sites have experience with a particular new drug as a result of their clinical research, pharmaceutical companies have discovered that these private practice physicians can aid the marketing of their new products. When physicians have positive experiences with a new drug in the clinical trial process, they can be helpful in positioning the new drug upon market launch based upon their direct experience with the product.

         Services to Investigative Sites

         Our success is dependent upon our ability to attract and retain high quality investigative sites. We provide the following services to these independently owned sites:

         Sales and Marketing. We market the clinical research capabilities of the investigative sites in our network to enable the investigative sites to devote a greater percentage of their time to their practices. By working closely with study sponsors on an ongoing basis, we are able to increase study volume for the investigative sites. We employ full-time sales professionals who visit the pharmaceutical and biotechnology companies and CROs and market the capabilities of the investigative sites utilizing a variety of marketing methods. In addition, our employees attend trade shows and conventions to market our services and keep abreast of new opportunities.

         Contract/Budget Negotiation. We employ full-time contract administrators who centrally manage the negotiation of all study contracts and budgets for the investigative sites in our network. These directors and administrators have significant experience in the pharmaceutical industry and clinical research.

         Training and Education. We provide regular training courses in Good Clinical Practices, patient recruitment techniques and methods for clinical study execution for study coordinators and investigators. We conduct training sessions at our offices, the offices of individual sites and at regional and national meetings of the investigative sites in our network.

         Administrative and Regulatory Services. We coordinate IRB filings centrally by obtaining and maintaining the necessary documentation and providing it to the study sponsors.

         Source Documentation. Each clinical trial requires the gathering of patient information using source documentation. These source documents contain the information necessary to show that each patient meets the study protocol, support and verify the data contained in the case report forms and document each patient's exposure to the study drug.

         Funds Management. Our central financial staff reviews all study contracts and manages the receipt and disbursement of funds.

         Patient Recruitment. We provide a series of patient recruitment tools to the investigative sites and obtain IRB approval on behalf of the sites for the patient recruitment materials.

         Coordinator Services. We provide some of the investigative sites in our network with one or more on-site, experienced study coordinators responsible for managing the conduct of clinical research trials for the site. The study coordinators are trained to perform management and administrative tasks such as FDA reporting, patient enrollment and study oversight. The study coordinators actively participate in each study from the inception to the conclusion and work one-on-one with the physicians, their staff and the patients, performing a myriad of clinical research and administrative services, which include:

         .        patient scheduling and screening;

         .        assistance in preparation of case report forms;

         .        monitoring drug accountability and assistance in study audits;
                  and

         .        site training and development of research personnel.

The provision of these services enables investigative sites that lack an experienced study coordinator or a sufficient number of study coordinators on staff to participate in clinical research trials. As of March 1, 2002, we employed approximately 85 experienced study coordinators, most of whom are RNs, LPNs, medical technicians or medical assistants with experience in the conduct and oversight of clinical research trials.

Patient Recruitment

         The recruitment of patients for clinical studies has been a major obstacle to the timely completion of clinical trials for over forty years. The pharmaceutical industry's member organization called Pharmaceutical Research Manufacturers of America, or PhRMA, estimates that over 85% of clinical studies fail to meet their patient recruitment timelines, costing the industry billions of dollars a year in lost revenue, shortened patent life, and increased research and development expense. The delays to recruiting patients are often caused by stringent protocol requirements and other restrictions. In addition, many patient recruitment business models do not effectively deal with delays because they only identify potential patients; they do not actually enroll patients into clinical study treatments. Since 1998, we have conducted patient recruitment for clinical studies being conducted by the investigative sites in our network and for sites that are not in our network, but that are part of a multi-center trial. Our success in enrolling patients into studies has resulted in a substantial annual increase in patient recruitment projects contracted to us directly from sponsors. We intend to further focus our efforts to expand opportunities in patient recruitment.

On-line Services

         In the later part of 2001, we recognized that the hospital sponsors were reducing their marketing budgets and internalizing or abandoning consumer web-related activity and that this decline in future spending would adversely affect our on-line business revenue growth potential. Accordingly, we ceased all of the Old AmDoc business in the fourth quarter of 2001 to focus on growing our core clinical research and patient recruitment services.

Backlog

         Our backlog consists of anticipated revenue from our existing contracts for work that has not yet been performed. Because our study contracts generally can be terminated by our sponsors at any time with little or no notice or penalty, we do not believe that backlog is a meaningful indicator of future results.

Competition

         The clinical research industry is highly fragmented. We primarily compete with private practice research sites. The majority of these private practice research sites are single sites dispersed throughout the country. We also compete with hospitals, academic medical centers and site management organizations, or SMOs. No single competitor or group of competitors has a substantial presence in the clinical research industry. Some of our competitors have greater financial resources and name recognition, greater experience in specific diseases and conditions and larger non-exclusive medical specialist networks than we do. Research sites generally compete on the basis of previous experience, medical and scientific expertise in specific therapeutic areas, quality of clinical research, ability to manage clinical studies involving multiple sites, ability to provide administrative and regulatory services, ability to respond rapidly to requests for proposals, ability to rapidly recruit patients and geographic location. While we believe that we compete favorably in most of these areas, there can be no assurance that we will be able to respond to these pressures or changes.

         With respect to patient recruitment, we compete with major global communications firms, niche patient recruitment firms, and a few CROs, some of which may be our sponsors. Although these companies primarily focus on Phase IV trials, to a growing extent, they also perform Phase II and Phase III trials.

Regulatory Matters

         We are subject to substantial governmental regulation. The clinical investigation of new drugs is highly regulated by the FDA. The purpose of these regulations is to ensure that only those products that have been proven to be safe and effective are made available to the public. Sponsors are obligated to comply with FDA regulations governing such activities as:

         .        IRB oversight

         .        qualifications of investigators

         .        obtaining patient informed consents

         .        reporting patients' adverse reactions to drugs and

         .        maintaining thorough and accurate records.

FDA regulations require the principal investigator to maintain adequate and accurate records of each patient in a clinical trial, including source documents such as medical records, eligibility screening logs, patient consent forms and drug dispensing records. Sponsors are required to maintain source documents for each study for specified periods and to make such documents available for review by the study sponsor and the FDA during audits.

         Study sponsors monitor their research activities and compliance with study protocols by performing periodic audits at each investigative site. In addition, the FDA has the authority to investigate clinical research facilities and audit drug testing studies both during the course of the study and after completion. If repeated or deliberate failure to comply with regulations or submission of false information is discovered, the individual investigator may be disqualified by the FDA from participating in current or future clinical trials. The FDA may also disqualify data from previous trials conducted by the investigator.

         Some other federal agencies, such as the Department of Health and Human Services, and some state and local governments may have additional regulations regarding the use of human subjects in clinical trials. In addition, recent regulatory initiatives, such as the Health Insurance Portability and Accountability Act, relating to the use and retention of patient medical information may have an impact on our storage and use of patient information in our databases. The information we currently use in connection with our operations is randomized, and accordingly, we do not expect these initiatives to have a significant impact on our operations. Depending on the scope of any new regulations restricting the use and retention of patient records, however, we may be obligated to incur additional costs to implement additional systems to comply with these laws. Although we do not expect these laws to have a material impact on our operations, there can be no assurance that this will be the case.

         As part of our clinical research trial management responsibilities, our study coordinators engage from time to time in patient-screening activities that include physical contact with patients, such as taking blood. Accordingly, these study coordinators are subject to the requirements of the Occupational Heath and Safety Act and similar state regulations. The Occupational Health and Safety Act and similar state laws require that our study coordinators satisfy annual training and certification requirements, which may vary significantly from state to state. The failure of our study coordinators to satisfy these requirements may result in their disqualification from participating in clinical research studies or the imposition of fines and penalties upon us.

         Several regulations have been passed that may restrict the ability of principal investigators to perform clinical research services for sponsors with whom they have certain defined financial relationships or require additional administrative disclosure and paperwork regarding the existence of these relationships. Compliance with the financial relationship disclosure regulations has had little economic effect on our business.

         The delivery of healthcare services and products is heavily regulated under federal and state law. For example, federal and state agencies regulate the practice of medicine and establish licensing and reimbursement requirements. In addition, through fraud and abuse laws, federal and some state agencies prohibit payments for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other federal or state healthcare programs or third-party payors. While we have attempted to structure our business activities in a manner that will not constitute the practice of medicine or involve prohibited referrals, federal and/or state healthcare regulatory authorities may determine that, in a particular case or generally, we are engaged in the practice of medicine through the activities of our doctors or other healthcare professionals. We do not research the laws of each of the 50 states or obtain opinions or rulings from federal and state agencies with authority to enforce these laws. A finding that our business activities violate any of these laws or statutes may have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

         We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property and our content, trademarks, trade names and trade secrets. We have filed several trademark applications and registrations for "AmericasDoctor" and other related trademarks. We license information and technology from third parties.

Employees

         As of March 1, 2002, we had approximately 220 full-time employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

ITEM 2.  PROPERTIES

         We lease approximately 39,800 square feet of space in Gurnee, Illinois where our headquarters are located. Of this space, an aggregate of 2,353 square feet is subleased by us to a third party for the remaining term of the Gurnee lease. Our lease expires in September 2004, and may be extended at our option, for two additional five-year terms. We also lease approximately 6,000 square feet in Tacoma, Washington for a coordinator site. The lease expires in October 2004.

         We believe that our properties are generally suited for the purposes for which they are presently being used.

ITEM 3.  LEGAL PROCEEDINGS

         We are not aware of any material litigation against us. In the ordinary course of our business, from time to time, we are a party to routine litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In lieu of a special meeting of stockholders of AmericasDoctor, the stockholders representing at least a majority of the issued and outstanding shares of AmericasDoctor's securities, approved an amendment to the certificate of incorporation of AmericasDoctor to change the name of the company from "AmericasDoctor.com, Inc." to "AmericasDoctor, Inc." by written consent dated October 10, 2001. On November 28, 2001, we filed a certificate of amendment to our certificate of incorporation to change our corporate name with the Secretary of State of Delaware.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

         There is no established public trading market for our Class A common stock. As of March 1, 2002, there were approximately 595 holders of record of our Class A common stock and one holder of record of our Class B common stock.

         We have never paid a dividend on shares of our equity securities. We do not intend to pay any dividends on our Class A common stock during the foreseeable future. It is anticipated that earnings, if any, from operations will be used to finance growth. Any future dividends on our Class A common stock will depend upon our results of operations, financial condition, working capital requirements and other factors deemed relevant by our board of directors. In addition, our ability to declare and pay dividends on shares of our Class A common stock is restricted by the preferential rights of the holders of our Series A preferred stock to receive specified dividends.

         In October 2001, a stockholder exercised a Class A common warrant and purchased one share of our Class A common stock. The stockholder had purchased the warrant from us in a private placement offering we made in March 1999 to some of the investigative sites in our network and the doctors affiliated with those sites. The exercise price of the warrant was $12.50 per share. This transaction was made in reliance upon an exemption from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the sale of securities. This sale was made without general solicitation or advertising.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial information of AmericasDoctor as of and for each of the five years ended December 31, 2001, 2000, 1999, 1998 and 1997. The financial information for 2000 reflects the combined results of operations of AmericasDoctor and Old AmDoc since January 6, 2000, the date of the Merger. Pro forma financial statements to reflect the acquisition of Old AmDoc have not been presented as the financial statements as of and for the year ended December 31, 2000 reflect the Merger for the entire period (the results of operations of Old AmDoc for the period from January 1 to January 5, 2000 were not significant). The financial information for 1999 reflects the combined results of operations of AmericasDoctor and AmericasDoctor.com Coordinator Services, Inc. (formerly known as Pacific Coast Clinical Coordinators, Inc.), one of our subsidiaries which we acquired in April 1998. AmericasDoctor.com Coordinator Services, Inc. is sometimes referred to as "Pacific Coast Clinical Coordinators." The financial information for 1998 reflects the combined results of operations of AmericasDoctor and Pacific Coast Clinical Coordinators since April 22, 1998, the date of the acquisition. Finally, the financial information for 1997 reflects the results of operations of AmericasDoctor. The selected consolidated financial data as of and for each of the five years ended December 31, 2001 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP, our independent public accountants. You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included in Item 7 below.

                                                                  For the Year Ended December 31,

                                                        2001          2000          1999          1998          1997
                                                        ----          ----          ----          ----          ----
                                                                    (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue                                             $ 48,510      $ 54,291       $54,840      $ 42,219      $ 24,933
                                          ---------------------------------------------------------------------------
Expenses

   Direct study costs                                 31,280        35,071        37,156        29,996        19,768

   Selling, general and administrative                22,415        41,164        16,697        16,961        11,276

   Class B common stock                               (1,919)       (1,028)        2,810          (240)          171
   (depreciation) appreciation

   Depreciation and amortization                       1,560        12,990         1,251         1,018           301

   Impairment of goodwill                              7,208        22,964             -             -             -
                                          ---------------------------------------------------------------------------
             Total expenses                           60,544       111,161        57,914        47,735        31,516
                                          ---------------------------------------------------------------------------
Operating loss                                       (12,034)      (56,870)       (3,074)       (5,516)       (6,583)

Other income (expense), net                              305           304          (580)          (48)          420
                                          ---------------------------------------------------------------------------
Net loss                                            $(11,729)     $(56,566)      $(3,654)     $ (5,564)     $ (6,163)
                                          ===========================================================================
Basic and diluted net loss per
      common share
      Class A                                       $  (4.11)     $ (15.62)      $ (2.21)     $  (3.24)     $  (4.19)

      Class B                                          (4.11)       (15.62)        (2.21)        (3.24)        (4.19)

                                                                           As of December 31,

                                                        2001          2000          1999          1998          1997
                                                        ----          ----          ----          ----          ----
                                                                             (in thousands)
BALANCE SHEET DATA:
ASSETS

Current assets
      Cash and cash equivalents                      $ 5,601       $ 9,389       $ 1,187       $ 2,285       $ 6,113

      Other current assets                            18,245        21,016        21,115        16,211         8,693
                                          ---------------------------------------------------------------------------
      Total current assets                            23,846        30,405        22,302        18,496        14,806
                                          ---------------------------------------------------------------------------
 Fixed assets, net                                     1,997         3,029         3,021         3,048         2,685

 Goodwill and other assets                                24         7,578         7,988         8,428           102
                                          ---------------------------------------------------------------------------
                                                     $25,867       $41,012       $33,311       $29,972       $17,593
                                          ===========================================================================
LIABILITIES &
STOCKHOLDERS' EQUITY
(DEFICIT)

Current liabilities                                  $22,046       $23,597       $20,985       $16,957       $ 9,608

Long-term liabilities                                     53            21         4,622         4,904           737

Redeemable convertible preferred stock                68,928        63,746        11,656        10,680         9,881

Stockholders' equity (deficit)

      Equity                                          33,142        35,040        16,760        13,515         7,087

      Accumulated deficit                            (98,302)      (81,392)      (20,712)      (16,084)       (9,720)
                                          ---------------------------------------------------------------------------
      Total stockholders' equity                     (65,160)      (46,352)       (3,952)       (2,569)       (2,633)
(deficit)
                                          ---------------------------------------------------------------------------
                                                     $25,867       $41,012       $33,311       $29,972       $17,593
                                          ===========================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of March 1, 2002, we offered clinical research services through approximately 230 independently owned investigative sites operating in 34 states in the United States.

         We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as "Affiliated Research Centers, Inc.," as part of a recapitalization. On January 6, 2000, our wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc., or Old AmDoc, an interactive Internet healthcare information site for consumers based in Maryland. Following the Merger, Old AmDoc became our wholly owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and we changed our corporate name to "AmericasDoctor.com, Inc." In November 2001, we changed our corporate name to "AmericasDoctor, Inc."

         We have built a network of approximately 230 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations, or CROs, located throughout the world; these entities are commonly referred to as "sponsors." Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2001, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

         In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and later expanded into other therapeutic areas. Dr. Zinner served as Chairman of the board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of March 1, 2002, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

       cardiology       endocrinology      gastroenterology     neuroscience
       pulmonology      rheumatology       urology              women's health


Our services allow investigative sites in our network to build and sustain successful clinical research businesses without the cost of maintaining their own infrastructure and personnel locally. By facilitating study start-up activities and providing management support and patient recruitment services, we assist the investigative sites in growing their research practices.

         In 1998, we acquired Pacific Coast Clinical Coordinators, a Washington based company that provided investigative sites with study coordinators who worked directly with physicians in the conduct of clinical research trials and provided on-site administrative and management services. To date, the net cash flows from the Pacific Coast Clinical Coordinators acquisition have been negative. In 2001, it was determined that future net cash flow would likely be negative over the next three years. Accordingly, all unamortized goodwill ($7,208,000) associated with the acquisition was written off as of December 31, 2001.

         On January 6, 2000, we merged with Old AmDoc, an interactive Internet healthcare information site for consumers. We acquired Old AmDoc to focus on three web-related initiatives: patient recruitment, hospital marketing and new drug marketing. After the Merger, we eliminated the positions of substantially all of the employees acquired from Old AmDoc and undertook other cost cutting measures to reduce our use of cash and minimize the costs associated with the Web site. In December 2000, based on market trends and management's assessment of market conditions, the web patient recruitment and new drug marketing programs that we intended to conduct through the businesses acquired in the Merger were abandoned. In addition, it was determined that net cash flows from the remaining Old AmDoc hospital sponsorship business would likely be negative over the next three years. Accordingly, all unamortized goodwill ($23.0 million) associated with the acquisition of Old AmDoc was written off as of December 31, 2000.

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

         Subsequent to the Merger, we have undertaken cost cutting measures as discussed above and have hired additional sales people to focus on increasing revenue from research services while focusing on reducing and controlling costs throughout our organization. In connection with the acquisition, several long-term contractual obligations were assumed. During 2000, efforts were undertaken to reduce costs by terminating or minimizing these arrangements. In addition, corporate management functions were consolidated into our central office in Gurnee, Illinois and operations in Seattle, Washington and Owings Mills, Maryland were closed.

         In the later part of 2001, we recognized that the hospital sponsors were reducing their marketing budgets and internalizing or abandoning consumer web-related activity and that this decline in future spending would adversely affect our on-line business revenue growth potential. Accordingly, we ceased all of our on-line services business in the fourth quarter of 2001 to focus on growing our core clinical research and patient recruitment services. During 2002, we expect to incur expenditures to expand our range of services in an effort to enhance our patient recruitment activity.

         Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement and own Class A common stock could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made by our board of directors. Each LLC member's percentage interest in the limited liability company determines that member's share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member's percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of Affiliated Research Centers, LLC.

         We have recognized operating losses in each fiscal year since our formation and only generated operating profit in the second and third quarters of 1999. Our research services rely heavily on the revenues generated by our investigative sites. In addition, we experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. As a result of expenditures designed to expand our business, we expect to incur operating losses and negative cash flows for fiscal 2002. Because we have a history of losses and anticipate losses in the future, we may never achieve significant profitability, or if we are able to achieve profitability, we may not be able to sustain or increase profitability in future periods.

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

Results of Operations

         Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         For the year ended December 31, 2001, revenues decreased to $48.5 million compared to $54.3 million in 2000, a decrease of $5.8 million, or 10.6%. In 2001, research services revenue decreased $3.3 million and hospital sponsorship revenue decreased $2.5 million. The following table sets forth revenues from research services and hospital sponsorships for the fiscal years ended December 31, 2001 and 2000:

                                                     (in thousands)
                                                    2001         2000
                                              -----------   ----------
         Research services                        $47,992      $51,315

         Hospital sponsorships                        518        2,976
                                              -----------   ----------
                                                  $48,510      $54,291
                                              ===========   ==========
         The research services revenue decrease of $3.3 million resulted from a $5.9 million decrease in study revenue, offset by a $2.6 million increase in patient recruitment revenue. The hospital sponsorship revenue decrease of $2.5 million resulted from the phasing out of this program as a result of decreasing market demand and the abandonment of our on-line services business.

         Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $31.3 million in 2001 compared to $35.1 million in 2000, a decrease of $3.8 million, or 10.8%. The decrease in study costs resulted from the decrease in study revenue discussed above.

         Selling, general and administrative costs were $22.4 million in 2001 compared to $41.2 million in 2000, a decrease of $18.8 million, or 45.5%. As a percentage of revenue, these costs decreased 29.6% from 75.8% in 2000 to 46.2% in 2001. The majority of the decrease, $12.9 million, was attributable to elimination or reduction of costs associated with on-line services and significant cost cutting measures. Selling, general and administrative costs were also favorably impacted by a reduction in the areas of administration ($2.1 million), site support expenses ($2.4 million), corporate development ($1.1 million) and information technology ($0.3 million).

         In 2001 and 2000, the valuation of the investigative sites' ownership in the LLC (which holds our Class B common stock) declined due to our financial performance. An independent valuation concluded that during 2001 and 2000, the valuation declined $2.80 per share and $1.50 per share, respectively. Because there is no public market for AmericasDoctor's equity securities, any such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

         Depreciation and amortization expenses decreased to $1.6 million in 2001 compared to $13.0 million in 2000. Of this $11.4 million decrease, $11.5 related to the elimination of Old AmDoc goodwill amortization which was written off in 2000 and the remaining $0.1 million increase represented additional depreciation of fixed assets acquired during 2001.

         In 2001, a $7.2 million charge for goodwill impairment applicable to the Pacific Coast Clinical Coordinator acquisition in April 1998 was realized.

         The operating loss decreased to $12.0 million in 2001 compared to $56.9 million in 2000. This improvement primarily resulted from reduced operating costs and the elimination of the Old AmDoc goodwill in 2000.

         Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         For the year ended December 31, 2000, revenue decreased to $54.3 million compared to $54.8 million in 1999, a decrease of $0.5 million, or 1.0%. In 2000, revenue from research services was $51.3 compared to $54.8 million in 1999, a decrease of $3.5 million; however, this decrease was offset by $3.0 million of hospital sponsorship revenue that was recorded subsequent to the Merger. Revenue was negatively impacted by the increased focus on the integration of Old AmDoc and study start-up delays that occurred in the middle of 2000.

                                                 (in thousands)
                                               2000          1999
                                          ----------     ----------
         Research services                   $51,315        $54,840

         Hospital sponsorships                 2,976              -
                                          ----------     ----------
                                             $54,291        $54,840
                                          ==========     ==========

         Direct study costs (investigator fees and other study costs such as lab fees and patient stipends) were $35.1 million in 2000 compared to $37.2 million in 1999, a decrease of $2.1 million, or 5.6%. The decrease in study costs resulted from the decrease in study revenue discussed above.

         Selling, general and administrative costs were $41.2 million in 2000 compared to $16.7 million in 1999, an increase of $24.5 million, or 146.5%. As a percentage of revenue, these costs increased 45.4% from 30.4% in 1999 to 75.8% in 2000. The majority of the increase, $15.6 million, was attributable to the Old AmDoc acquisition and related operating costs and expenses associated with several long-term contractual obligations assumed in the Merger. In addition, costs were incurred in 2000 that were not incurred in 1999 to support and centralize corporate operations in Gurnee, Illinois, in the areas of administration ($2.9 million), site support ($2.3 million), information technology ($1.1 million), corporate development ($1.1 million), marketing and sales ($1.0 million) and accounting and human resources ($0.5 million).

         In 1999, the valuation of the investigative sites' ownership in the LLC (which holds our Class B common stock) appreciated $4.10 per share. This increase was primarily due to revenue growth of 29.9% over 1998 and operating profitability in the fall of 1999. An independent valuation concluded that during 2000, the valuation declined $1.50 per share due to our financial performance. Because there is no public market for AmericasDoctor's equity securities, any such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

         Depreciation and amortization expense increased to $13.0 million in 2000 compared to $1.3 million in 1999. Of this $11.7 million increase, $11.2 million related to Old AmDoc goodwill amortization and the remaining $0.5 million increase represented additional depreciation of fixed assets acquired in the Merger.

         In 2000, a $23.0 million charge for goodwill impairment, applicable to Old AmDoc, was incurred.

         Our operating loss increased to $56.9 million in 2000 compared to $3.1 million in 1999. This decline primarily resulted from the additional operating costs and the impairment of goodwill costs associated with the Merger.

         In 2000, other income increased $0.9 million to $0.3 million in 2000 from a net expense of $0.6 million in 1999. This was the result of additional interest income from the net proceeds of $33.5 million from the sale of preferred stock during the first quarter of 2000.

Liquidity and Capital Resources

         Net cash used in operating activities was $3.5 million; $19.1 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in operating activities decreased substantially in 2001 due to the cost cutting measures started in 2000 and continuing in 2001. Additionally, we substantially reduced our on-line business activities and by the end of 2001, we had exited this business.

         Working capital was $1.8 million and $6.8 million as of December 31, 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily attributable to negative cash flows from operating activities discussed above.

         Our operations have generated negative cash flow since our inception. As a result, we have financed our operations through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $5.6 million and $9.4 million as of December 31, 2001 and 2000, respectively.

         Cash on hand at December 31, 2001 may be insufficient to meet our operating and liquidity needs during 2002. During the first quarter of 2002, we entered into a secured revolving credit agreement which permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. Borrowings under this agreement are secured by substantially all of our assets. The credit agreement includes certain restrictive covenants and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%.

         We believe that the funds available under the credit facility discussed above and our cash on hand at December 31, 2001 will be sufficient to meet our liquidity and operating needs through 2003. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2003, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Impact of New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (FASB) voted to issue Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The provisions of SFAS No. 141 became effective for transactions after June 30, 2001.

         In June 2001, the FASB also voted to issue SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after its effective date. SFAS No. 142 is effective January 1, 2002. As of December 31, 2001, AmericasDoctor had no remaining goodwill or other intangible assets on its balance sheet.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement
No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately form continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. AmericasDoctor does not expect the adoption of SFAS 144 to have a significant impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         As of December 31, 2001, we were not a party to any significant financing arrangements. We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. We do not expect changes in interest rates to have a material effect on our results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning this Item is incorporated herein by reference to AmericasDoctor's definitive information statement for the 2002 annual meeting of stockholders of AmericasDoctor.

ITEM 11. EXECUTIVE COMPENSATION

         Information concerning this Item is incorporated herein by reference to AmericasDoctor's definitive information statement for the 2002 annual meeting of stockholders of AmericasDoctor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning this Item is incorporated herein by reference to AmericasDoctor's definitive information statement for the 2002 annual meeting of stockholders of AmericasDoctor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning this Item is incorporated herein by reference to AmericasDoctor's definitive information statement for the 2002 annual meeting of stockholders of AmericasDoctor.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a. See Index to Financial Information on page F-1 and Schedule II on page S-1.
         See Exhibit Index on page i.

b. No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28/th/ day of March, 2002.

                                              AMERICASDOCTOR, INC.



                                              By:  /s/ David R. Adamoli
                                                   -----------------------------
                                                    David R. Adamoli
                                                    Chief Financial Officer and
                                                    Secretary

         Each person whose signature appears below hereby constitutes and appoints C. Lee Jones and David R. Adamoli, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of and substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign AmericasDoctor, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and any and all amendments thereto, and to file the same, with all exhibits and schedules thereto, and other documents therewith, with the Securities and Exchange Commission, and hereby grants unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated below on the 28th day of March, 2002.

                            Signature                                Title
                            ---------                                -----
            /s/ C. Lee Jones                    Chairman and Chief Executive Officer (Principal Executive
         -----------------------------------
         C. Lee Jones                           Officer)

            /s/ David R. Adamoli                Chief Financial Officer and Secretary (Principal Financial
         -----------------------------------
         David R. Adamoli                       Officer)

            /s/ Kevin T. Werner                 Director of Accounting (Principal Accounting Officer)
         -----------------------------------
         Kevin T. Werner

            /s/ Stanley Brosman, M.D.*          Director
         -----------------------------------
         Stanley Brosman, M.D.

            /s/ Fred L. Brown*                  Director
         -----------------------------------
         Fred L. Brown

            /s/ Ira Klimberg, M.D.*             Director
         ------------------------------------
         Ira Klimberg, M.D.

            /s/ Joan Neuscheler*                Director
         -----------------------------------
         Joan Neuscheler

            /s/ Zubeen Shroff*                            Director
       -------------------------------------
         Zubeen Shroff

            /s/ Francis Ziegler*                          Director
       -------------------------------------
         Francis Ziegler

* By:       /s/ David R. Adamoli
       -------------------------------------
         David R. Adamoli
         As Attorney-in-Fact

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

        Financial Statements                                                                    Page
        --------------------                                                                    ----
        Report of Independent Accountants................................................        F-2

        Consolidated Balance Sheets as of December 31, 2001 and 2000.....................        F-3

        Consolidated Statements of Operations for the years ended
              December 31, 2001, 2000 and 1999...........................................        F-4

        Consolidated Statements of Stockholders' Deficit for the years ended
              December 31, 2001, 2000, 1999..............................................        F-5

        Consolidated Statements of Cash Flows for the years ended December
              31, 2001, 2000 and 1999....................................................        F-6

        Notes to Consolidated Financial Statements.......................................        F-7

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






   To the Stockholders of
   AmericasDoctor, Inc. and Subsidiaries

   We have audited the accompanying consolidated balance sheets of AMERICASDOCTOR, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmericasDoctor, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   ARTHUR ANDERSEN LLP


   Chicago, Illinois
   March 15, 2002

                              AMERICASDOCTOR, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000

                            ASSETS                                                       2001            2000
------------------------------------------------------------------------
CURRENT ASSETS:
    Cash and cash equivalents                                                      $   5,600,732    $  9,389,140
    Accounts receivable, net                                                          13,566,426      16,798,980
    Prepaid expenses                                                                   4,678,754       4,216,506
                                                                                   -----------------------------
                  Total current assets                                                23,845,912      30,404,626
                                                                                   -----------------------------
FIXED ASSETS:
    Furniture and fixtures                                                             1,227,058       1,224,020
    Equipment                                                                            378,972         273,870
    Computers and software                                                             4,269,214       4,216,533
    Leasehold improvements                                                               565,305         544,719
                                                                                   -----------------------------
                                                                                       6,440,549       6,259,142
    Less- Accumulated depreciation and amortization                                   (4,443,526)     (3,229,967)
                                                                                   -----------------------------
                  Total fixed assets, net                                              1,997,023       3,029,175
                                                                                   -----------------------------
OTHER ASSETS:
    Other                                                                                 23,859          31,359
    Goodwill, net                                                                              -       7,546,529
                                                                                   -----------------------------
                  Total other assets                                                      23,859       7,577,888
                                                                                   -----------------------------
                                                                                   $  25,866,794    $ 41,011,689
                                                                                   =============================

         LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                               $   2,778,218    $  1,136,862
    Capital leases, current portion                                                       19,102         116,158
    Accrued investigator fees                                                          9,589,415      12,840,313
    Accrued wages and consulting                                                       3,426,050       3,793,144
    Deferred revenue                                                                   6,233,683       5,710,490
                                                                                   -----------------------------
                  Total current liabilities                                           22,046,468      23,596,967
                                                                                   -----------------------------

CONTINGENCIES AND COMMITMENTS

LONG-TERM LIABILITIES:
    Capital leases, noncurrent portion                                                     3,219          20,994
    Other long-term liabilities                                                           50,000               -
                                                                                   -----------------------------
                  Total long-term liabilities                                             53,219          20,994
                                                                                   -----------------------------

CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
    Series A redeemable convertible preferred stock, par value $0.001 per share;
    9,741,400 shares authorized; 4,992,621 shares issued and outstanding              68,927,524      63,746,344
                                                                                   -----------------------------

STOCKHOLDERS' DEFICIT:
    Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,430,043 and 3,430,042 shares issued and outstanding in 2001
    and 2000 respectively                                                                  3,430           3,430

    Class B convertible common stock, par value $0.001 per share; 685,324 shares
    authorized, issued and outstanding                                                       685             685

    Series B convertible preferred stock, par value $0.001 per share; 228,436
    shares authorized,  issued and outstanding                                               228             228

    Series E convertible preferred stock, par value $0.001 per share; 30,164
    shares authorized, issued and outstanding                                                 30              30

    Warrants to purchase common stock                                                     54,593          54,593
    Additional paid-in-capital                                                        33,082,775      34,980,039
    Accumulated deficit                                                              (98,302,158)    (81,391,621)
                                                                                   -----------------------------
                  Total stockholders' deficit                                        (65,160,417)    (46,352,616)
                                                                                   -----------------------------
                                                                                   $  25,866,794    $ 41,011,689
                                                                                   =============================

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              AMERICASDOCTOR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                           2001             2000              1999
                                                                           ----             ----              ----
REVENUE                                                               $ 48,509,595      $ 54,291,056      $54,840,096
                                                                      -----------------------------------------------

EXPENSES:
    Direct study costs                                                  31,279,997        35,070,812       37,155,952
    Selling, general and administrative                                 22,414,930        41,163,755       16,696,692
    Class B common stock (depreciation) appreciation                    (1,918,907)       (1,027,986)       2,809,828
    Depreciation and amortization                                        1,559,593        12,990,120        1,251,437
    Impairment of goodwill                                               7,208,289        22,963,919                -
                                                                      -----------------------------------------------
       Total expenses                                                   60,543,902       111,160,620       57,913,909
                                                                      -----------------------------------------------

OPERATING LOSS                                                         (12,034,307)      (56,869,564)      (3,073,813)

OTHER INCOME (EXPENSE), net                                                304,951           303,120         (580,055)
                                                                      -----------------------------------------------
    Loss before provision for income taxes                             (11,729,356)      (56,566,444)      (3,653,868)

PROVISION FOR INCOME TAXES                                                       -                 -                -
                                                                      -----------------------------------------------
NET LOSS                                                               (11,729,356)      (56,566,444)      (3,653,868)

ACCRETION OF PREFERRED STOCK                                             5,181,181         4,112,771          974,938
                                                                      -----------------------------------------------
    Net loss applicable to common stock                               $(16,910,537)     $(60,679,215)     $(4,628,806)
                                                                      ===============================================


BASIC AND DILUTED NET LOSS PER COMMON SHARE:
       Loss per common share-
          Class A                                                     $      (4.11)     $     (15.62)     $     (2.21)
          Class B                                                            (4.11)           (15.62)           (2.21)

       Weighted average number of common shares outstanding-
          Class A                                                        3,430,042         3,199,715        1,412,934
          Class B                                                          685,324           685,324          685,324
                                                                      ===============================================




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              AMERICASDOCTOR, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
              For the Years Ended December 31, 2001, 2000 and 1999

                                                   Common Stock                               Convertible Preferred Stock
                                   ---------------------------------------------   ----------------------------------------------
                                    Class A ($.001 Par      Class B Convertible      Series B ($.001          Series E ($.001
                                           Value)            ($.001 Par Value)          Par Value)                Par Value)
                                    (25,000,000 Shares         (685,324 Shares        228,436 Shares           (30,164 Shares
                                         Authorized)              Authorized)           Authorized)               Authorized)
                                   ----------------------   --------------------   ---------------------   ----------------------

                                   Number of                Number of              Number of               Number of
                                    Shares     Par Value     Shares    Par Value    Shares    Par Value    Shares      Par Value
                                    ------     ---------     ------    ---------    ------    ---------    ------      ---------

BALANCE, December 31, 1998        $1,417,297     $ 1,418    $685,324     $ 685     $228,436     $ 228           -        $  -

    Net loss                               -           -           -         -            -         -           -           -
    Compensatory stock options             -           -           -         -            -         -           -           -
    Sale of common stock, net of
     expenses                         (3,533)          1           -         -            -         -           -           -
    Class B common stock
     appreciation                          -           -           -         -            -         -           -           -
    Sale of Series E preferred
     stock and warrants, net of
     expenses                              -           -           -         -            -         -      30,164          30
    Accretion of preferred stock
     redemption value (Note 6)             -           -           -         -            -         -           -           -
                                  ----------------------    ------------------     ------------------     -------------------

BALANCE, December 31, 1999         1,413,764       1,419     685,324       685      228,436       228      30,164          30

    Net loss                               -           -           -         -            -         -           -           -
    Compensatory stock options             -           -           -         -            -         -           -           -
    Sale of common stock, net of
     expenses                         12,292          12           -         -            -         -           -           -
    Stock issued in connection
     with professional services
     provided                         20,000          20           -         -            -         -           -           -
    Class B common stock
     depreciation                          -           -           -         -            -         -           -           -
    Sale of preferred stock, net
     of expenses                           -           -           -         -            -         -           -           -
    Stock issued in connection
     with AmDoc purchase, net of
     expenses                      1,914,208       1,914           -         -            -         -           -           -
    Stock issued in connection
     with the conversion of the
     bridge note and accrued
     interest, net                    69,772          70           -         -            -         -           -           -
    Warrants exercised, net                6           -           -         -            -         -           -           -
    Accretion of preferred stock
     redemption value (Note 6)             -           -           -         -            -         -           -           -
                                  ----------------------    ------------------     ------------------     -------------------

BALANCE, December 31, 2000         3,430,042       3,435     685,324       685      228,436       228      30,164          30

    Net loss                               -           -           -         -            -         -           -           -
    Compensatory stock options             -           -           -         -            -         -           -           -
    Class B common stock
     depreciation                          -           -           -         -            -         -           -           -
    Warrants exercised, net                1           -           -         -            -         -           -           -
    Accretion of preferred stock
     redemption value (Note 6)             -           -           -         -            -         -           -           -
                                   ---------------------    ------------------     ------------------     -------------------

BALANCE, December 31, 2001         3,430,043     $ 3,435     685,324     $ 685      228,436     $ 228      30,164         $30
                                   =====================    ==================     ==================     ====================

                                                                                 Treasury Stock
                                                                              ---------------------
                                                 Aditional                                                 Total
                                                  Paid-In      Accumulated    Number of                 Stockholders'
                                    Warrants      Capital         Deficit       Shares     Par Value      Deficit
                                    --------      -------         -------       ------     ---------      -------

BALANCE, December 31, 1998         $ 658,047    $12,853,646    (16,083,600)    (4,583)     $ (5)      $ (2,569,581

    Net loss                               -              -     (3,653,868)         -         -         (3,653,868)
    Compensatory stock options             -        177,348              -          -         -            177,348
    Sale of common stock, net of
     expenses                              -         (1,196)             -          -         -             (1,195)
    Class B common stock
     appreciation                          -      2,809,828              -          -         -          2,809,828
    Sale of Series E preferred
     stock and warrants, net of
     expenses                         54,593        205,949              -          -         -            260,572
    Accretion of preferred stock
     redemption value (Note 6)             -              -       (974,938)         -         -           (974,938)
                                   ---------    -----------   ------------     ----------------       ------------

BALANCE, December 31, 1999           712,640     16,045,575    (20,712,406)    (4,583)       (5)        (3,951,834)

    Net loss                               -              -    (56,566,444)         -         -        (56,566,444)
    Compensatory stock options             -         73,141              -          -         -             73,141
    Sale of common stock, net of
     expenses                              -         75,090              -          -         -             75,102
    Stock issued in connection
     with professional services
     provided                              -        199,980              -          -         -            200,000
    Class B common stock
     depreciation                          -     (1,027,986)             -          -         -         (1,027,986)
    Sale of preferred stock, net
     of expenses                           -              -              -          -         -                  -
    Stock issued in connection
     with AmDoc purchase, net of
     expenses                              -     19,613,536              -          -                   19,615,450
    Stock issued in connection
     with the conversion of the
     bridge note and accrued
     interest, net                         -            628              -          -         -                698
    Warrants exercised, net         (658,047)            75              -          -         -           (657,972)
    Accretion of preferred stock
     redemption value (Note 6)             -              -     (4,112,771)         -         -         (4,112,771)
                                   ---------    -----------   ------------     ----------------       ------------

BALANCE, December 31, 2000            54,593     34,980,039    (81,391,621)    (4,583)       (5)       (46,352,616)

    Net loss                               -              -    (11,729,356)         -         -        (11,729,356)
    Compensatory stock options             -         21,630              -          -         -             21,630
    Class B common stock
    depreciation                           -     (1,918,907)             -          -         -         (1,918,907)
    Warrants exercised, net                -             13              -          -         -                 13
    Accretion of preferred stock
    redemption value (Note 6)              -              -     (5,181,181)         -         -         (5,181,181)
                                   ---------    -----------   ------------     ----------------       ------------

BALANCE, December 31, 2001         $  54,593    $ 3,082,775   $(98,302,158)    (4,583)     $ (5)      $(65,160,417)
                                   =========    ===========   ============     ================       ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                              AMERICASDOCTOR, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2001, 2000 and 1999

                                                                              2001               2000               1999
                                                                              ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(11,729,356)      $(56,566,444)      $ (3,653,868)
    Adjustments to reconcile net loss to net cash and cash
      equivalents used in operating activities-
       Depreciation and amortization                                        1,559,593         12,990,120          1,251,437
       Impairment of goodwill                                               7,208,289         22,963,919                  -
       Loss (gain) on sale of fixed assets, net                                     -            679,364            (26,260)
       Class B common stock (depreciation) appreciation                    (1,918,907)        (1,027,986)         2,809,828
       Compensatory stock options                                              21,630             73,141            177,348
       Stock compensation for professional services                                 -            200,000                  -
       Accrued interest converted to preferred stock                                -            754,512                  -
       Other                                                                   (7,795)           (20,381)                 -
       Changes in assets and liabilities, net of assets and liabilities acquired through acquisitions-
           Accounts receivable                                              3,232,554            234,382         (4,354,010)
           Prepaid expenses                                                  (462,248)           690,783           (549,427)
           Other assets                                                         7,500             73,759            101,156
           Accounts payable                                                 1,641,356         (2,216,274)           695,975
           Accrued investigator fees                                       (3,250,898)            65,894          2,896,181
           Accrued wages and consulting                                      (367,094)         1,874,258           (252,742)
           Deferred revenue                                                   523,193            172,460            755,592
           Other liabilities                                                   50,000                  -                  -
                                                                         --------------------------------------------------
             Net cash and cash equivalents used in operating activities    (3,492,183)       (19,058,493)          (148,790)
                                                                         --------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                                (181,407)        (1,165,116)          (860,015)
    Proceeds from sale of fixed assets                                              -             71,300                  -
    Cash paid in AmDoc acquisition, net of cash received                            -         (3,855,028)                 -
                                                                         --------------------------------------------------
       Net cash and cash equivalents used in investing activities            (181,407)        (4,948,844)          (860,015)
                                                                         --------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds (redemptions) from sale of common stock, net                          13             75,875             (1,195)
    Proceeds from sale of preferred stock, net                                      -         33,378,361            205,979
    Proceeds from sale of warrants, net                                             -                  -             54,593
    Proceeds from debt financing                                                    -                  -            250,000
    Payments on capital leases and debt                                      (114,831)        (1,245,075)          (598,022)
                                                                         --------------------------------------------------
       Net cash and cash equivalents provided by (used in)
       financing activities                                                  (114,818)        32,209,161            (88,645)
                                                                         --------------------------------------------------
       Net increase (decrease) in cash and cash equivalents                (3,788,408)         8,201,824         (1,097,450)

CASH AND CASH EQUIVALENTS, beginning of period                              9,389,140          1,187,316          2,284,766
                                                                         --------------------------------------------------

CASH AND CASH EQUIVALENTS, end of period                                 $  5,600,732       $  9,389,140       $  1,187,316
                                                                         ==================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid for-
       Interest on capital leases and debt                               $      7,051       $     45,869       $    524,894
       Taxes                                                                    2,363             25,188             23,111
       Noncash investing activity--
       Common and preferred stock issued in connection with the
       acquisitions                                                                 -         26,321,128                  -
       Noncash financing activity--
       Preferred stock issued in connection with the conversion of
       the bridge note                                                              -          4,500,000                  -
       Preferred stock issued in connection with the conversion of
       the liabilities                                                              -          1,507,824                  -
       Conversion of warrants to redeemable preferred stock                         -            658,047                  -
                                                                         ==================================================

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                              AMERICASDOCTOR, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2001, 2000 and 1999

1.   LINES OF BUSINESS

AmericasDoctor, Inc. and Subsidiaries ("the Company") is a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of December 31, 2001, the Company offered clinical research services through approximately 230 independently owned investigative sites operating in 34 states in the United States.

The Company was originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as "Affiliated Research Centers, Inc.," as part of a recapitalization. On January 6, 2000, the Company's wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. The merger is sometimes referred to as the "Merger" and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as "Old AmDoc." Following the Merger, old AmDoc became a wholly-owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and the combined Company changed its corporate name to "AmericasDoctor.com, Inc." In November 2001, the combined Company changed its corporate name to "AmericasDoctor, Inc."

In late 2001, the Company discontinued the provision of on-line services to hospitals. The Company expects to focus on opportunities in its core business, research services. Specifically, the Company expects to focus its efforts on developing patient recruitment services, a significant obstacle to the timely completion of clinical trials.

2.   LIQUIDITY AND FUTURE OPERATIONS

Net cash used in operating activities was $3.5 million, $19.1 million and $0.1 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in operating activities decreased substantially in 2001 due to the cost cutting measures started in 2000 and continuing into 2001. Additionally, the Company substantially reduced its on-line business activities and by the end of 2001, the Company had exited this business.

Working capital was $1.8 million and $6.8 million as of December 31, 2001 and 2000, respectively. The decrease from 2000 to 2001 was primarily attributable to negative cash flows from operating activities discussed above.

The Company has generated negative cash flow since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $5.6 million and $9.4 million as of December 31, 2001 and 2000, respectively.

Cash on hand at December 31, 2001 and cash flow from operations during 2002 may be insufficient to meet the Company's liquidity needs. During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4 million. Amounts available under this credit agreement depend on the amount of the Company's eligible receivables. Borrowings under this agreement are secured by substantially all of the Company's assets. The credit agreement includes certain restrictive covenants and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%.

Management believes that the funds available under the credit facility and the Company's cash on hand will be sufficient to meet its liquidity needs and fund operations through 2003. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2003, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company's operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of AmericasDoctor, Inc. and its wholly owned subsidiaries from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments with an original maturity of three months or less.

Accounts Receivable

Accounts receivable result from services provided to sponsors and hospitals. The allowance for doubtful accounts at December 31, 2001 and 2000 amounted to $705,000 and $476,000, respectively.

Fixed Assets

Fixed assets are recorded at cost. Assets are depreciated using the straight-line method over their useful lives. The estimated useful lives are as follows:

                        Furniture and fixtures          5-7 years
                        Equipment                         5 years
                        Computers and software          3-5 years

Leasehold improvements and fixed assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.

Maintenance and repairs are charged to operations as incurred and major improvements are capitalized.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases, as discussed in Note 5.

Goodwill was amortized using the straight-line method over the asset's useful life as follows:

                        Pacific Coast Clinical     25 years
                            Coordinators, Inc.

                          AmericasDoctor, Inc.      3 years
                                                  ==========

The Company acquired Pacific Coast Clinical Coordinators, Inc. ("PC3") in April 1998. PC3 has generated net losses and cash used in operations each year since its acquisition. During 2000, the Company closed PC3's headquarters and consolidated certain functions at corporate in an effort to reduce PC3's operating costs and improve financial results; however, PC3 continued to lose money in 2001 and revenues also declined in 2001. In the fourth quarter of 2001, the Company entered into a separation agreement and general release with the vice president of operations at PC3 and closed additional facilities. Because of continued net losses and structural changes, the Company determined that the carrying amount of goodwill might not be recoverable.

Management projected future cash flows to be generated by PC3 for the remaining life of the goodwill and as the total expected future cash flows were negative, the Company wrote off the remaining book value of the goodwill of approximately $7,208,000 at December 31, 2001.

Impairment of Long-lived Assets

Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. Such losses from impairment were approximately $7,208,000, $22,964,000 and $0 in 2001, 2000, and 1999,
respectively. (Refer to above and Note 5).

Revenue Recognition

Revenue is generated from contracts with sponsors and hospitals. Revenue on each contract ("study revenue") is recognized as the qualified patient visits occur or the service is provided. The Company's service agreements with the investigative sites ("Sites") provide that a percentage of the contract amount will be paid to the Sites as investigator fees. Such amounts are recorded as accrued investigator fees when cash is received from the sponsors. The percentage of fees paid to the investigator sites varies by contract depending on the level of services that the Company provides. As study revenue is recognized, the investigator fees to Sites are recognized as costs. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to Sites are classified as prepaid expenses until services are performed.

No one customer accounted for greater than 10% of revenue for the years ended December 31, 2001, 2000 and 1999.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) voted to issue Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," which supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations." SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. The provisions of SFAS No. 141 became effective for transactions after June 30, 2001.

In June 2001, the FASB also voted to issue SFAS No. 142, "Goodwill and Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS No. 142 will apply to goodwill and intangible assets arising from transactions completed before and after its effective date. SFAS No. 142 is effective January 1, 2002. As of December 31, 2001, the Company had no remaining goodwill or other intangible assets on its balance sheet.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS 144 supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions ("APB 30"), for the disposal of a segment of a business. However, SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. SFAS 144 also retains the requirement under APB 30 to report discontinued operations separately form continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and for interim periods within those fiscal years. The Company does not expect the adoption of SFAS 144 to have a significant impact on the financial position or results of operations.

4.   INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Such approach results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities.

The Company has incurred net operating losses ("NOLs") for federal income tax purposes of approximately $70.7 million, $62.8 million and $14.2 million for the years ended December 31, 2001, 2000 and 1999, respectively; accordingly, no federal income tax provision has been recorded for the periods and there are no taxes payable at December 31, 2001. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carryforwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carryforwards expire in years 2008 through 2021. As such, the Company has recorded a full valuation allowance against net deferred tax assets.

At December 31, 2001, deferred income taxes consisted of the following (in thousands):

                                                                        2001            2000            1999
                                                                 --------------------------------------------
          Net operating loss carryforward                            $ 28,263        $ 25,107        $  5,693
          Stock appreciation                                                -             685           1,097
          Start up costs                                                    -             547               -
          Accrued expenses                                                248             477             100
          Reserves                                                        253             187             270
          Leasehold improvements and equipment                            308             257            (142)
          Other                                                            36              82             199
                                                                 --------------------------------------------
                                     Total                             29,108          27,342           7,217

          Less - Valuation allowance                                  (29,018)        (27,342)         (7,217)
                                                                 --------------------------------------------
                                     Net deferred tax assets         $      0        $      0        $      0
                                                                 ============================================

A reconciliation between the statutory and federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31, is as follows:

                                                                             2001          2000          1999
                                                                           -----------------------------------
          Statutory federal income tax rate                                 (34.0%)       (34.0%)       (34.0%)
          State taxes                                                        (6.0)         (6.0)         (6.0)
          Goodwill impairment                                                 1.1          16.2           0.0
          Goodwill amortization                                              24.6           8.2           3.7
          Other                                                              (0.8)          0.0           0.6
          Valuation allowance                                                15.1          15.6          35.7
                                                                           -----------------------------------
                                              Effective income tax rate         0%            0%            0%
                                                                           ===================================

5.   ACQUISITION

AmericasDoctor.com, Inc. ("old AmDoc")

On January 6, 2000, the Company merged with old AmDoc in a transaction accounted for as a purchase. Pursuant to the Merger, old AmDoc became a wholly owned subsidiary of the Company and the Company changed its corporate name from Affiliated Research Centers, Inc. to AmericasDoctor, Inc.

In consideration for all the outstanding stock of old AmDoc, the Company issued 1,914,208 shares of Class A common stock and 598,254 shares of Series A preferred stock. For financial advisory services provided to the Company in connection with the merger, the Company entered into an agreement with a shareholder to issue 46,854 shares of its Series A-5 preferred stock immediately prior to the merger. The excess of the purchase price of $31,042,000 over the fair market value of net liabilities assumed resulted in goodwill of $34,166,000.

The Company accrued restructuring and other charges of $1.8 million in the goodwill calculation. These charges related to the Company's alignment of operations and product lines with the consolidation plans for the same areas. Approximately $1.5 million related to the reduction of staff and the consolidation of operations, including severance and office lease termination costs, and the remaining $0.3 million of the charges relate to the elimination of old AmDoc's e-commerce business. For the year ended December 31, 2000, all of the charges related to the elimination of the e-commerce business were expended; approximately $1.1 million of the charges related to the severance and office lease termination costs were expended. The remaining $0.4 million of severance costs was expended in 2001.

The Company acquired old AmDoc to focus on three web-related initiatives:

Web patient recruitment - recruit patients for clinical trials over the web;

New drug marketing - utilizing the Internet platform and Affiliated Research Center's knowledge of the pharmaceutical industry to create a new business-to-business model to promote new drugs;

Hospital marketing - a sponsored chat service that enables consumers to have live on-line, one-on-one chats with doctors and other healthcare professionals.

In December 2000, based on market trends and management's assessment of market conditions, the web patient recruitment and new drug marketing programs that the Company intended to conduct through the businesses acquired in the Merger were abandoned. In addition, it was determined that net cash flows from the remaining old AmDoc hospital marketing business would likely be negative over the next three years. This business was discontinued in 2001. Accordingly, all unamortized goodwill (approximately $22,964,000) associated with the acquisition of old AmDoc was written off as of December 31, 2000.

6.   DEBT, COMMON STOCK, PREFERRED STOCK AND STOCK WARRANTS

Debt

On October 30, 1998, November 24, 1998, and May 21, 1999, the Company executed convertible promissory notes in favor of each of the holders of Series A preferred stock. The Company also issued warrants to purchase 34,000 shares of Class A common stock to the issuers of a bridge loan at the inception of the loan. The aggregate principal amount outstanding under these notes was $4.5 million. The notes bore interest at the rate of 10% per annum. Immediately prior to the January 6, 2000 merger with old AmDoc the note holders elected to convert, in full satisfaction of the Company's obligations thereunder, the $4.5 million outstanding principal, plus interest and warrants, into an aggregate of 419,580 shares of the Company's new Series A-5 preferred stock.

Additionally, in connection with the execution of the convertible promissory notes and the extension of their maturity from April 30, 1999 through the effective date of the Merger, the Company issued to the note holders additional Class A common stock warrants to purchase 35,772 (an aggregate of 69,772) shares of the Company's Class A common stock. These warrants, which were exercisable at a price of $.01 and expired five years from their date of issuance, were fully exercised by the holders prior to the Merger.

Common Stock

The Company maintains an equity structure, which enables the investigative sites ("Sites") to potentially participate in the equity appreciation of the Company commensurate with their individual contributions to the Company's success. The Company has two classes of common stock, Class A common stock ("Class A Stock") and Class B common stock ("Class B Stock"). Class B Stock is held by a limited liability company ("LLC") established for the benefit of the Company's Sites.

Until the Company effects a Triggering Event (see below for details), the Class B Stock will have no right to vote. The Class B Stock will be held by the LLC and the Sites will have no right to receive the shares of Class B Stock until after a Triggering Event. Upon a Triggering Event, the Class B Stock will convert into 685,324 shares of Class A Stock, which will be available to the LLC for distribution to the Sites.

These shares will be distributed to the Sites according to their ownership interest, which is determined through a formula based on their respective percentage of total research revenue generated. Because the sites that have signed a clinical research service agreement continuously earn the shares, the Company accounts for the Class B shares and LLC interests as a variable stock plan and accordingly, re-measures the value of these interests at each balance sheet date. The value of the Class B shares is highly judgmental and is based upon an independent appraisal. The annual increase or decrease in the value of these interests is reflected in the accompanying consolidated statements of operations as an expense and in the Statements of Stockholders' Deficit as additional paid-in capital.

Preferred Stock

In connection with the Merger, the Company created five sub-series of Series A preferred stock. Old AmDoc preferred shares were exchanged for Series A-1, A-2 or A-3 shares. Holders of Series A preferred stock of the Company converted their shares for 888,889 Series A-4 shares and Series A-5 shares were exchanged in connection with the conversion of the promissory note. The warrants were exercised and converted into 80,000 shares of the Company's Series A-5 preferred stock. All shares of Series A preferred stock are convertible into Class A common stock at any time at the election of the holder or upon an initial public offering at the liquidation value ($26.51, $50.13, $8.40, $11.25 and $7.90 per share, all subject to adjustment, for the Series A-1, A-2, A-3, A-4 and A-5, respectively). The conversion is subject to adjustment pursuant to certain anti-dilution provisions. Holders of Series A preferred stock are entitled to one vote for each share of Class A common stock into which their shares are convertible. At any time after March 27, 2005, with a 66 2/3% vote of Series A-2, A-3, A-4 and A-5, the holders of Series A preferred stock may require the Company to redeem the shares at the liquidation value plus an amount equal to the cumulative amount of unpaid dividends if such dividends had accrued at a rate of 8% per annum on the liquidation value. Series A preferred stock is being accreted to its redemption value. As these shares are redeemable outside the control of the Company, they are shown separately outside the deficit section on the balance sheet.

In January 2000, the Company issued 5.73% convertible promissory notes in an aggregate principal amount of $17,508,000 to certain shareholders. The notes matured on March 31, 2000, but were automatically converted into shares of newly created Series A-6 preferred stock. On March 28, 2000, the Company converted the notes and interest into 1,477,282 shares of its Series A-6 preferred stock at $12 per share. During 2000, the Company incurred related interest expense of $220,000.

On March 28, 2000, the Company authorized the sale and issuance of 1,249,168 shares of its Series A-6 preferred stock and 209,167 shares of its Series A-7 preferred stock at $12 per share. Total consideration for this transaction was $17,500,000.

For financial advisory services provided to the Company in connection with the 2000 financing, the Company entered into an agreement with a shareholder and issued 23,427 shares of its Series A-5 preferred stock. Additionally, during 2000, the Company issued 20,000 shares of Class A common stock in lieu of cash for services provided by a vendor. The Company has recorded noncash costs for these services totaling $481,000 during 2000, based upon the fair value of the stock at the date of grant.

The Series B contingent convertible preferred stock issued in connection with the PC3 merger has a preference of $.01 upon liquidation, has limited voting rights and is convertible into Class A common stock upon the occurrence of a public offering of its securities, a sale, merger or consolidation with or into another company, or a liquidation ("Triggering Event").

On December 30, 1999, the Company issued an aggregate of 30,164 shares of its Series E convertible preferred stock and warrants to purchase up to an aggregate of 10,054 shares of its Class A common stock pursuant to a private placement memorandum for gross proceeds of $377,000. A total of seven Class A common stock warrants have been exercised - one was exercised in 2001 and six were exercised in 2000.

For the years ended December 31, 2001, 2000 and 1999, the Company incurred costs of $0, $796,000 and $103,000, respectively, in connection with the sale of common stock, preferred stock and stock warrants. These costs primarily represented legal and state filing fees and were netted against the proceeds from the issuance of the stock.

The following is a summary of the characteristics of the different classes of stock issued:

                                               Common           Preferred
                       Rights and           -----------   --------------------
                       Preferences           A       B     A       B        E
               --------------------------   ---     ---   ---     ---      ---

               Voting                        X             X                X
               Convertible into Class A
                   Common                            X     X        X       X
               Redeemable                                  X
               Liquidation Preference                      X        X       X
               Dividend Rights                             X

7.   ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock incentive plans for directors, consultants and network founders (the "Plans") which provide for the granting of options to purchase Class A Stock over a period not to exceed 10 years. Under the terms of the Plans, the option price cannot be less than 85% of the fair market value at the date of grant and options generally vest over 4 years. A total of 2,961,813 shares have been reserved for issuance under the Plans until 2006.

The Company has employee stock incentive plans (the "Employee Plans") which provide for the granting of options to eligible employees to purchase Class A Stock over a period not to exceed 10 years. Options may be issued under the Employee Plans until 2006.

The Company utilizes Accounting Principles Board Opinion No. 25 in its accounting for stock options and has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("Statement 123"), "Accounting for Stock-Based Compensation," for employee stock options. However, Statement 123 is used to account for options granted to non-employees. Had the Company accounted for its employee stock options in accordance with Statement 123, pro forma net loss attributable to common stockholders would have been as follows for the years ended December 31:

                                                                2001              2000             1999
                                                         -------------------------------------------------
          Pro forma net loss attributable to
          common stockholders                            $  (18,448,909)   $  (64,003,278)   $  (5,336,178)

          Pro forma net loss per share attributable to
          Class A and B common stockholders              $        (4.48)   $       (16.47)   $       (2.54)
                                                         =================================================


The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2001, 2000 and 1999:

                                             2001       2000        1999
                                           --------   --------    --------
               Dividend yield                0.0%       0.0%        0.0%
               Risk-free interest rate       5.1%       5.1%        4.7%
               Volatility factor            66.0%      66.0%       66.0%
               Expected life in years       10          7           7

Information regarding these option plans for the years ended December 31, 2001, 2000 and 1999, are as follows:

                                                              2001                    2000                      1999
                                                     ---------------------- ------------------------  ----------------------
                                                                  Weighted                  Weighted                 Weighted
                                                                   Average                   Average                  Average
                                                                  Exercise                  Exercise                 Exercise
                                                       Shares      Price      Shares         Price       Shares       Price
                                                     ----------  ---------  ----------    ----------  ------------   -------
Options outstanding, beginning of period              1,631,535    $10.73      785,866    $  4.05          606,681    $ 3.85
Options exercised                                             -         -      (12,292)      6.40           (1,050)     3.00
Options granted                                         137,250     10.00    1,571,610      17.48          322,415      5.23
Options canceled                                         (7,000)    12.50            -       -             (39,750)    10.19
Options forfeited                                      (159,103)     8.57     (713,649)     18.12         (102,430)     4.21
                                                     ----------             ----------                  ----------

Options outstanding, end of period                    1,602,682    $10.87    1,631,535    $ 10.73          785,866    $ 4.05
                                                     ==========    ======   ==========    =======       ==========    ======

Options exercisable                                   1,186,265              1,018,462                     417,703
Weighted average fair value of options granted
    during the period                                $     7.72             $     7.36                  $     3.72
Options available for grant at
    end of period                                     1,345,789              1,316,936                   1,687,920
                                                     ==========             ==========                  ==========

The following table summarizes information about options outstanding at December 31, 2001:

                                     Options Outstanding                  Options Exercisable
                                ----------------------------   ---------------------------------------
                                                 Weighted
                                                   Average      Weighted                    Weighted
                                  Number        Remaining       Average       Number        Average
               Range of             Of          Contractual     Exercise        Of          Exercise
           Exercise Prices        Shares           Life           Price       Shares          Price
           ------------------   ----------      -------------  ----------   ----------     -----------
            $ 1.25 - $ 5.00        589,055            6.3      $   2.75       540,733        $   2.72
            $ 5.01 - $ 10.00       966,680            7.5          9.74       598,585            9.58
            $10.01 - $179.87        46,947            7.1        136.16        46,947          136.16
                                ----------                                 ----------
                                 1,602,682            7.0         10.87     1,186,265           11.46
                                ==========                      =======                      ========

8.   NET LOSS PER COMMON SHARE

Basic net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Stock warrants and preferred stock, and stock options were not included in the net diluted loss per common share calculation since their impact is antidilutive.

The following is a reconciliation of the Company's basic net loss per share for the periods ended December 31, 2001, 2000 and 1999:

                                          2001                                2000                               1999
                        ------------------------------------ ------------------------------------  ---------------------------------
                              Net       Number of  Per Share     Net       Number of  Per Share      Net        Number    Per Share
                             Loss        Shares     Amount       Loss        Shares     Amount       Loss      of Shares    Amount
                        ------------------------------------ ------------------------------------  ---------------------------------
Net loss available

Class A Stockholders      $14,094,458   3,430,042   $ 4.11     $49,975,353  3,199,715   $ 15.62     $ 3,116,965  1,412,934   $ 2.21

Class B Stockholders      $ 2,816,079     685,324   $ 4.11     $10,703,862    685,324   $ 15.62     $ 1,511,841    685,324   $ 2.21
                        ==================================== ====================================  =================================

9.   LEGAL MATTERS

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or result of operations.

10.  401(K) RETIREMENT SAVINGS PLAN AND TRUST

The Company has a Cash Deferral Arrangement under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1997, and at its discretion, the Company matches 100% of employee contributions up to 3% of the employee's annual compensation. The Company's contributions to the Plan were $264,000, $273,000, and $136,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

11.  LEASE ARRANGEMENTS AND RENT EXPENSE

The Company has entered into operating lease agreements for office space and office equipment. In addition, the Company has capital leases for computers, furniture and equipment in connection with the expansion of its offices.

The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2001:

                                                                                                  Capital
                                                                               Operating          Lease
                                           Year                                 Leases          Obligations
                        --------------------------------------------         ------------       -----------
                        2002                                                  $ 1,078,210         $  20,994
                        2003                                                    1,029,898             3,275
                        2004                                                      767,955                 -
                                                                             ------------       -----------
                                  Total future minimum lease
                                        commitments                           $ 2,876,063            24,269
                                                                             ============
                        Less- Interest                                                               (1,948)
                                                                                                -----------
                                                                                                $    22,321
                                                                                                ===========

The Company has operating leases expiring at various dates through October 2004. Total rent expense relating to operating leases was $1,178,000, $1,550,000 and $999,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

12.  EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain officers. Such agreements provide for annual base salary, stock options, severance packages and in some instances discretionary bonuses and payments in the event of termination without cause.

13.  LONG-TERM CONTRACTS

Call Center Agreement

During 2000, the Company amended an agreement dated July 2, 1998 with Medical Advisory Systems ("MAS"), a stockholder of the Company, whereby MAS manages the Company's on-line call center. As part of the agreement, the Company shall pay MAS a monthly access fee of $50,000, which shall include payment for 1,000 call center chats to be performed during the month or $10,000 of value of other medical related, mutually agreed upon services. In addition to the monthly access fee, for all call center chats performed by MAS over 1,000, the Company shall pay MAS a per-chat fee of $10. For call center chats in excess of 35,000 per month, the Company shall pay a reduced per-chat fee of $9. The agreement will be in effect until July 1, 2003.

The Company incurred expenses from MAS as part of the call center agreement of $1.5 million and $4.1 million for the years ended December 31, 2001 and 2000, respectively. During 1999, old AmDoc held the MAS contract.

In 2001, the Company discontinued the on-line call center. At December 31, 2001, the Company has fully reserved for amounts due under this contract through its expiration.

Marketing Service Agreement

In March 1999, old AmDoc entered into a $4.8 million consulting agreement with Premier Research Worldwide, LTD ("PRWW"), a stockholder in the Company. The agreement called for PRWW to help the Company in leveraging its place as an anchor tenant in the America Online, Inc. ("AOL") web site to recruit patients for clinical research projects. The consulting agreement had a term of twenty-four months, with an effective date of January 1, 1999. The consulting agreement was terminated in December 2000.

The Company incurred expenses from PRWW as part of the consulting agreement of $0 and $2.5 million for the years ended December 31, 2001 and 2000, respectively. During 1999, old AmDoc held the PRWW contract.

Interactive Services Agreement

In October 1997, old AmDoc entered into an interactive service agreement with America Online Incorporated ("AOL") to be an anchor tenant on the Internet site. This agreement was amended on April 21, 2000. Under the agreement, the Company agreed to pay AOL $150,000 per month until the contract expires on June 21, 2001. The Company and AOL mutually agreed to terminate the contract in May 2001.

The Company incurred expenses from AOL as part of the interactive service agreement of $0.8 million and $1.2 million for the years ended December 31, 2001 and 2000, respectively. During 1999, old AmDoc held the AOL contract.

14.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

           .                                                       First       Second       Third       Fourth
                                                                   -----       ------       -----       ------

..         .                                                           (in thousands, except per share data)
          .             2001 Quarters
Net revenue ..................................................   $ 13,414    $ 11,607    $ 11,031    $ 12,458
Loss from operations .........................................     (1,727)     (1,618)     (1,390)     (7,299)
Net loss .....................................................     (1,575)     (1,548)     (1,417)     (7,189)
Basic and diluted net loss per common share:
Class A ......................................................   $  (0.70)   $  (0.69)   $  (0.66)   $  (2.06)
Class B ......................................................      (0.70)      (0.69)      (0.66)      (2.06)

                                                                   First       Second       Third       Fourth
                                                                   -----       ------       -----       ------
                                                                      (in thousands, except per share data)
          .             2000 Quarters
Net revenue ..................................................   $ 13,713    $ 14,548    $ 12,478    $ 13,552
Loss from operations .........................................     (9,058)     (9,879)     (8,071)    (29,862)
Net loss .....................................................     (9,484)     (9,574)     (7,768)    (29,740)
Basic and diluted net loss per common share:
Class A ......................................................   $  (2.98)   $  (2.81)   $  (2.27)   $  (7.56)
Class B ......................................................      (2.98)      (2.81)      (2.27)      (7.56)

                              AMERICASDOCTOR, INC.
                                AND SUBSIDIARIES

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

            Column A                    Column B               Column C           Column D         Column E
            --------                    --------               --------           --------         --------

                                       Balance at             Additions to       Write-Offs       Balance at
          Description              Beginning of Period          Reserve         on Accounts      End of Period
          -----------              -------------------          -------         -----------      -------------
Accounts Receivable Reserve:
1999                                    326,622                 434,832           (85,692)          675,762
2000                                    675,762                 394,456          (594,702)          475,516
2001                                    475,516                 503,239          (273,865)          704,890

                                  Exhibit Index
                                  -------------

     Exhibit No.  Description
     -----------  -----------

     3.1 Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to AmericasDoctor's Registration Statement on Form 10 filed on April 26, 2001 (File No. 0-32601) (the "Form 10"))

     3.2 Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor.com, Inc. to AmericasDoctor, Inc.

     3.3 Certificates of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10)

     3.4 Certificate of Designation, Preferences and Rights of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 10)

     3.5 Certificate of Designation, Preferences and Rights of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.4 to the Form 10)

     3.6 Certificate of Designation, Preferences and Rights of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.5 to the Form 10)

     3.7 Certificate of Designation, Preferences and Rights of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.6 to the Form 10)

     3.8 Certificate of Designation, Preferences and Rights of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.7 to the Form 10)

     3.9 Amended Certificate of Designation, Preferences and Rights of Series A-6 Preferred Stock (incorporated by reference to
                  Exhibit 3.8 to the Form 10)

     3.10 Amended Certificate of Designation, Preferences and Rights of Series A-7 Preferred Stock (incorporated by reference to
                  Exhibit 3.9 to the Form 10)

     3.11 Certificate of Designation, Preferences and Rights of Series B Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Form 10)

     3.12 Certificate of Designation, Preferences and Rights of Series C Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to the Form 10)

     3.13 Certificate of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.12 to the Form 10)

     3.14         Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.13 to the Form 10)

     4.1 Amended and Restated Registration Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10)

     4.2 Amendment No. 1 to Registration Rights Agreement and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Premier Research Worldwide, Ltd. and Tullis-Dickerson Capital Focus II, L.P. (incorporated by reference to Exhibit
                  4.2 to the Form 10)

     4.3 Investor Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Form 10)

     4.4 Amendment No. 1 to Investor Rights Agreement, Waiver and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and Premier Research Worldwide, Ltd. (incorporated by reference to Exhibit 4.4 to the Form 10)

     4.5 Amended and Restated Limited Liability Company Agreement of Affiliated Research Centers LLC, dated as of November 21, 1997 (incorporated by reference to Exhibit 4.5 to the Form 10)

     4.6   Form of Class A Common Stock Warrant (incorporated by reference to
           Exhibit 4.6 to the Form 10)

     4.7 Form of Clinical Research Services Agreement (incorporated by reference to Exhibit 4.7 to the Form 10)

     4.8 Amendment No. 2 to Investor Rights Agreement and Consent, dated as of June 1, 2001, among AmericasDoctor.com, Inc. and LHC Corporation, Galen Associates, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P. and TD Javelin Capital Fund, L.P.

     10.1* Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10)

     10.2* Form of Stock Option Agreement under the Amended and Restated 1996
           Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10)

     10.3* Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

     10.4* Form of Stock Option Agreement under the Amended and Restated 1996
           Director Stock Option (incorporated by reference to Exhibit 10.4 to the Form 10)

     10.5* 1996 Consultants Warrant Stock Plan (incorporated by reference to
           Exhibit 10.5 to the Form 10)

     10.6* Form of Stock Option Agreement under the 1996 Consultants Warrant
           Stock Plan (incorporated by reference to Exhibit 10.6 to the Form 10)

     10.7* Amended and Restated Employment, Confidentiality, Non-Competition and
           Severance Agreement, dated as of January 5, 2000, between Affiliated Research Centers, Inc. and David R. Adamoli (incorporated by reference to Exhibit 10.10 to the Form 10)

     10.8* Amendment No. 1 to Amended and Restated Employment, Confidentiality,
           Non-Competition and Severance Agreement, dated as of May 15, 2000, between AmericasDoctor.com, Inc. and David R. Adamoli (incorporated by reference to Exhibit 10.11 to the Form 10)

     10.9* Amendment No. 2 to Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of December 21, 2000, between AmericasDoctor.com, Inc. and David R. Adamoli (incorporated by reference to Exhibit 10.12 to the Form 10)

     10.10* Employment, Confidentiality, Non-Competition and Severance
            Agreement, dated as of March 1, 2000, between AmericasDoctor.com, Inc. and C. Lee Jones (incorporated by reference to Exhibit 10.13 to the Form 10)

     10.11* Employment, Confidentiality and Non-Competition Agreement, dated as of April 22, 1998, between Affiliated Research Centers, Inc. and Jane Taylor (incorporated by reference to Exhibit 10.14 to the Form
            10)

     10.12* Severance Agreement, dated as of April 22, 1998, between Affiliated
            Research Centers, Inc. and Jane Taylor (incorporated by reference to
            Exhibit 10.15 to the Form 10)

     10.16* Amendment No. 1 to Severance Agreement, dated as of December 30,
            1999, between Affiliated Research Centers, Inc. and Jane Taylor (incorporated by reference to Exhibit 10.16 to the Form 10)

     10.17* Employment, Confidentiality and Non-Competition Agreement, dated as of May 11, 2000, between AmericasDoctor.com, Inc. and Marc Grove (incorporated by reference to Exhibit 10.19 to the Form 10)

     10.18 Office Lease Agreement, dated April 29, 1997, between Affiliated Research Centers, Inc. and T.R.L.P. (incorporated by reference to
            Exhibit 10.20 to the Form 10)

     10.19* Separation and General Release, dated as of October 29, 2001, between AmericasDoctor.com, Inc. and Jane Taylor

     10.20 Revolving Credit and Security Agreement, dated as of March 15, 2002, among AmericasDoctor, Inc., AmericasDoctor.com Coordinator Services, Inc., AmericasDoctor Internet Operations, Inc. and CapitalSource Finance LLC.

     21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10)

     23.1   Consent of Independent Public Accountants

     99.1   Letter to Securities and Exchange Commission Pursuant to Temporary
            Note 3T

* Management Contract or Compensatory Plan