Form 10-Q
period 2002-03-31
AMERICASDOCTOR INC
filed 2002-05-14
CIK 1088000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

At May 1, 2002, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Information


                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                          (In thousands, except share data)

                                                                                        March 31,     December 31,
                                                                                          2002            2001
                                                                                        ----------    ------------
                                         ASSETS                                         (unaudited)
----------------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                            $    4,559    $      5,601
   Accounts receivable, net                                                                 15,921          13,566
   Prepaid expenses                                                                          4,791           4,679
                                                                                        --------------------------
        Total current assets                                                                25,271          23,846
                                                                                        --------------------------
FIXED ASSETS:
   Cost                                                                                      6,476           6,441
   Less--Accumulated depreciation and amortization                                          (4,718)         (4,444)
                                                                                        --------------------------
        Total fixed assets, net                                                              1,758           1,997
                                                                                        --------------------------
OTHER ASSETS:
   Other                                                                                        36              24
                                                                                        --------------------------
        Total other assets                                                                      36              24
                                                                                        --------------------------
                                                                                        $   27,065    $     25,867
                                                                                        ==========================
                         LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                                     $    3,302    $      2,778
   Capital leases, current portion                                                              16              19
   Accrued investigator fees                                                                10,448           9,589
   Accrued wages and consulting                                                              3,172           3,426
   Deferred revenue                                                                          6,416           6,234
                                                                                        --------------------------
        Total current liabilities                                                           23,354          22,046
                                                                                        --------------------------
LONG-TERM LIABILITIES:
   Capital leases, noncurrent portion                                                            2               3
   Other long-term liabilities                                                                  50              50
                                                                                        --------------------------
        Total long-term liabilities                                                             52              53
                                                                                        --------------------------
CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series A redeemable convertible preferred stock, par value $0.001 per share;
   9,741,400 shares authorized; 4,992,621 shares issued and outstanding                     70,307          68,928
                                                                                        --------------------------
STOCKHOLDERS' DEFICIT:
   Class A common stock, par value $0.001 per share; 25,000,000 shares
   authorized; 3,430,043 shares issued and outstanding                                           3               3

   Class B convertible common stock, par value $0.001 per share; 685,324 shares
   authorized, issued and outstanding                                                            1               1

   Series B convertible preferred stock, par value $0.001 per share; 228,436 shares
   authorized, issued and outstanding                                                            -               -

   Series E convertible preferred stock, par value $0.001 per share; 30,164 shares
   authorized, issued and outstanding                                                            -               -

   Warrants to purchase common stock                                                            55              55
   Additional paid-in-capital                                                               33,122          33,083
   Accumulated deficit                                                                     (99,829)        (98,302)
                                                                                        --------------------------
        Total stockholders' deficit                                                        (66,648)        (65,160)
                                                                                        --------------------------
                                                                                        $   27,065    $     25,867
                                                                                        ==========================

     See accompanying notes to condensed consolidated financial statements.

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                             For the Three Months Ended
                                                                     March 31,
                                                            ----------------------------
                                                               2002              2001
                                                            ----------        ----------
REVENUE                                                     $   13,277        $   13,414
                                                            ----------        ----------
EXPENSES:
   Direct study costs                                            8,408             8,863
   Selling, general and administrative                           4,781             5,892
   Depreciation and amortization                                   274               386
                                                            ----------        ----------
     Total expenses                                             13,463            15,141
                                                            ----------        ----------
OPERATING LOSS                                                    (186)           (1,727)

OTHER INCOME (EXPENSE), net                                         38               152
                                                            ----------        ----------
   Loss before provision for income taxes                         (148)           (1,575)

PROVISION FOR INCOME TAXES                                           -                 -
                                                            ----------        ----------
NET LOSS                                                          (148)           (1,575)

ACCRETION OF PREFERRED STOCK                                     1,379             1,295
                                                            ----------        ----------
   Net loss applicable to common stockholders               $   (1,527)       $   (2,870)
                                                            ==========        ==========
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
     Loss per common share-
        Class A                                             $    (0.37)       $    (0.70)
        Class B                                                  (0.37)            (0.70)
                                                            ==========        ==========
     Weighted average number of common shares outstanding-
        Class A                                              3,430,043         3,430,042
        Class B                                                685,324           685,324
                                                            ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                For the Three-Months Ended
                                                                                         March 31,
                                                                                --------------------------
                                                                                 2002               2001
                                                                                -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $  (148)           $(1,575)
   Adjustments to reconcile net loss to net cash and cash
     equivalents used in operating activities-
        Depreciation and amortization                                               274                386
        Compensatory stock options                                                   39                 39
        Other                                                                         -                 (1)
        Changes in assets and liabilities, net of assets and liabilities
          acquired through acquisitions                                          (1,168)            (2,009)
                                                                                --------------------------
             Net cash and cash equivalents used in operating activities          (1,003)            (3,160)
                                                                                --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                        (35)               (91)
                                                                                --------------------------
             Net cash and cash equivalents used in investing activities             (35)               (91)
                                                                                --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases and debt                                               (4)               (51)
                                                                                --------------------------
             Net cash and cash equivalents used in financing activities              (4)               (51)
                                                                                --------------------------
             Net decrease in cash and cash equivalents                           (1,042)            (3,302)

CASH AND CASH EQUIVALENTS, beginning of period                                    5,601              9,389
                                                                                --------------------------
CASH AND CASH EQUIVALENTS, end of period                                        $ 4,559            $ 6,087
                                                                                ==========================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
        Interest on capital leases and debt                                     $     1            $     3
        Taxes                                                                         1                  -
                                                                                ==========================

     See accompanying notes to condensed consolidated financial statements.

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis Of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor, Inc. (herein referred to as the "Company", "we" "us", and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three-months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements for the year ended December 31, 2001 included in the Company's Form 10-K, filed with the Securities and Exchange Commission on March 28, 2002.

2.   Liquidity and Future Operations

     Net cash used in operating activities was $1.0 million and $3.2 million for the quarter ended March 31, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in the quarter ended March 31, 2002 due to the cost cutting measures started in prior years and continuing into 2002. Additionally, the Company substantially reduced its on-line business activities and by the end of 2001, the Company had exited this business.

     Working capital was $1.9 million and $1.8 million as of March 31, 2002 and December 31, 2001, respectively.

     The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common and preferred stock.

     Cash and cash equivalents and short-term marketable securities were approximately $4.6 million and $5.6 million as of March 31, 2002 and December 31, 2001, respectively.

     Cash on hand at March 31, 2002 and cash flow from operations during 2002 may be insufficient to meet the Company's liquidity needs. During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4 million. Amounts available under this credit agreement depend on the amount of the Company's eligible receivables. At March 31, 2002, available borrowings under the credit facility were $3.9 million. Borrowings under this agreement are secured by substantially all of the Company's assets. The credit agreement includes certain restrictive covenants and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of

March 31, 2002, the Company was in compliance with the debt covenants and had not borrowed any funds from this credit facility.

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

3.   Earnings Per Share

     Basic earnings per share for the three-months ended March 31, 2002 and 2001 is calculated based on the weighted average number of Class A and Class B shares of common stock outstanding. Stock warrants and preferred stock, and stock options were not included in the net diluted loss per common share calculation since their impact is antidilutive.

     The following is a reconciliation of the Company's basic net loss per share for the quarter ended March 31, 2002 and 2001 (unaudited, in thousands, except number of shares data):

                                                                 Quarter Ended March 31,
                                  ------------------------------------------------------------------------------
                                                    2002                                      2001
                                  ----------------------------------------   -----------------------------------
                                                                  Per                                      Per
                                     Net           Number        Share          Net           Number      Share
                                     Loss        of Shares       Amount         Loss        of Shares     Amount
                                  ----------------------------------------   -----------------------------------
Net loss available to:
  Class A stockholders            $ (1,273)     3,430,043      $ (0.37)      $ (2,392)     3,430,042    $ (0.70)
  Class B stockholders                (254)       685,324        (0.37)          (478)       685,324      (0.70)


4.   Accounting Changes

     The Company adopted three new accounting standards as of January 1, 2002.

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. This standard had no impact on the Company's financial statements upon adoption.

     SFAS No. 142, "Goodwill and Intangible Assets," eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on the Company's financial statements upon adoption.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard had no impact on the Company's financial statements upon adoption.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of May 1, 2002, we offered clinical research services through approximately 230 independently owned investigative sites operating in 34 states in the United States.

     We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as "Affiliated Research Centers, Inc.," as part of a recapitalization. On January 6, 2000, our wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc., or Old AmDoc, an interactive Internet healthcare information site for consumers based in Maryland. Following the merger with Old Amdoc, or the Merger, Old AmDoc became our wholly owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and we changed our corporate name to "AmericasDoctor.com, Inc." In November 2001, we changed our corporate name to "AmericasDoctor, Inc."

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

     In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and later expanded into other therapeutic areas. Dr. Zinner served as Chairman of the board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of May 1, 2002, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

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

     In 1998, we acquired Pacific Coast Clinical Coordinators, Inc., a Washington based company that provided investigative sites with study coordinators who worked directly with physicians in the conduct of clinical research trials and provided on-site administrative and management services. To date, the net cash flows from the Pacific Coast Clinical Coordinators acquisition have been negative. In 2001, it was determined that future net cash flow would likely be negative over the next three years. Accordingly, all unamortized goodwill ($7,208,000) associated with the acquisition was written off as of December 31, 2001.

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

Quarterly Results

First Quarter 2002 Compared to First Quarter 2001

     Revenues decreased $0.1 million, or 1.0%, to $13.3 million for the quarter ended March 31, 2002 from $13.4 million for the quarter ended March 31, 2001. For the first quarter 2002, research services revenue increased $0.1 million and hospital sponsorship revenue decreased $0.2 million. The following table sets forth revenues from research services and hospital sponsorships for the first quarter 2002 and 2001 (in thousands):

                                            2002               2001
                                          -------            -------
           Research services              $13,277            $13,174

           Hospital sponsorships             --                240
                                          -------            -------
                                          $13,277            $13,414
                                          =======            =======

     The research services increase of $0.1 million resulted from a $0.6 million increase in patient recruitment and project management revenue offset by a $0.5 million decrease in study revenue. The hospital sponsorship revenue decrease of $0.2 million resulted from the phase out of this program during 2001 as a result of decreasing market demand and the abandonment of the on-line business.

     Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $8.4 million for the first quarter 2002 compared to $8.9 million for the first quarter 2001, a decrease of $0.5 million or 5.1%. The decrease in study costs resulted from the decrease in study revenue discussed above.

     Selling, general and administrative costs were $4.8 million for the quarter ended March 31, 2002 compared to $5.9 million for the comparable period in 2001, a decrease of $1.1 million, or 18.9%. As a percentage of revenue, these costs decreased 7.9% from 43.9% in the first quarter of 2001 to 36.0% in the first quarter of 2002. The majority of the decrease, $0.9 million, was attributable to elimination of costs associated with on-line services and significant cost cutting measures. Selling, general and administrative costs were also favorably impacted by a reduction in the areas of coordinator services administration.

     The valuation of the investigative sites' ownership in Affiliated Research Centers, LLC (which holds our Class B common stock) remained unchanged for the quarters ended March 31, 2002 and 2001 primarily due to the consistent revenue production as described above. Because there is no public market for our equity securities, any valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

     Depreciation and amortization expenses decreased to $0.3 million in the first quarter of 2002 compared to $0.4 million in 2001. This decrease is the result of the elimination Pacific Coast Clinical Coordinator goodwill amortization which was written off in 2001.

     The operating loss decreased to $0.2 million for the quarter ended March 31, 2002 compared to $1.7 million for the comparable period in 2001. This $1.5 million improvement primarily resulted from reduced operating costs and the elimination of the Pacific Coast Clinical Coordinator goodwill in 2001.

Liquidity and Capital Resources

     Net cash used in operating activities was $1.0 million and $3.2 million for the quarter ended March 31, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in the quarter ended March 31, 2002 due to the cost cutting measures started in prior years and continuing into 2002. Additionally, we substantially reduced our on-line business activities and by the end of 2001, we had exited this business.

     Working capital was $1.9 million and $1.8 million as of March 31, 2002 and December 31, 2001, respectively.

     We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of our equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common and preferred stock.

     Cash and cash equivalents and short-term marketable securities were approximately $4.6 million and $5.6 million as of March 31, 2002 and December 31, 2001, respectively.

     Cash on hand at March 31, 2002 and cash flow from operations during 2002 may be insufficient to meet our liquidity needs. During the first quarter of 2002, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At March 31, 2002, available borrowings under the credit facility were $3.9 million. Borrowings under this agreement are secured by substantially all of our assets. The credit agreement includes certain restrictive covenants and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of March 31, 2002, we were in compliance with the debt covenants and had not borrowed any funds from this credit facility.

     Management believes that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through 2003. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2003, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Impact of New Accounting Pronouncements

     We adopted three new accounting standards as of January 1, 2002.

     Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," eliminates the pooling of interests method of accounting for business combinations and modifies the application of the purchase accounting method. This standard had no impact on our financial statements upon adoption.

     SFAS No. 142, "Goodwill and Intangible Assets," eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on our financial statements upon adoption.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard had no impact on our financial statements upon adoption.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     As of May 1, 2002, we were not a party to any significant financing arrangements. We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. We do not expect changes in interest rates to have a material effect on our income or cash flows.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     In lieu of a special meeting of stockholders, stockholders representing at least a majority of the issued and outstanding shares of our voting securities, elected the following individuals to our board of directors by written consent dated April 18, 2002:

     .    Fred L. Brown;
     .    Ira Klimberg, M.D.;
     .    C. Lee Jones;
     .    Joan Neuscheler;
     .    Zubeen Shroff;
     .    Christopher Steidle, M.D.; and
     .    Francis G. Ziegler.

     Other than Dr. Steidle, all of the above listed individuals were re-elected as members of our board of directors. For further information, see the Schedule 14C filed by AmericasDoctor on April 26, 2002 (File No. 0-32601) with the Securities and Exchange Commission, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(A)  Exhibits

     None.

(B)  Reports on Form 8-K

     None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICASDOCTOR, INC.


                                     By: /s/ David R. Adamoli
                                         -------------------------------------
Date: May 14, 2002                       David R. Adamoli
                                         Chief Financial Officer and Secretary