Form 10-Q
period 2002-06-30
AMERICASDOCTOR INC
filed 2002-08-13
CIK 1088000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes [X]  No [_]

At August 1, 2002, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Information

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                                                  June 30,    December 31,
                                                                                    2002         2001
                                                                                    ----         ----
                                     ASSETS
--------------------------------------------------------------------------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   3,426    $   5,601
   Accounts receivable, net                                                         15,854       13,566
   Prepaid expenses                                                                  4,950        4,679
                                                                                 ----------------------
           Total current assets                                                     24,230       23,846
                                                                                 ----------------------
FIXED ASSETS:
   Cost                                                                              6,637        6,441
   Less- Accumulated depreciation and amortization                                  (4,983)      (4,444)
                                                                                 ----------------------
           Total fixed assets, net                                                   1,654        1,997
                                                                                 ----------------------
OTHER ASSETS:
   Other                                                                                40           24
                                                                                 ----------------------
           Total other assets                                                           40           24
                                                                                 ----------------------
                                                                                 $  25,924    $  25,867
                                                                                 ======================
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                                              $   3,302    $   2,778
   Capital leases, current portion                                                      12           19
   Accrued investigator fees                                                        10,683        9,589
   Accrued wages and consulting                                                      3,200        3,426
   Deferred revenue                                                                  5,272        6,234
                                                                                 ----------------------
           Total current liabilities                                                22,469       22,046
                                                                                 ----------------------

LONG-TERM LIABILITIES:
   Capital leases, noncurrent portion                                                    -            3
   Other long-term liability                                                            50           50
                                                                                 ----------------------
           Total long-term liabilities                                                  50           53
                                                                                 ----------------------

CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
   Series A redeemable convertible preferred stock, par value $0.001 per share;
   9,741,400 shares authorized; 4,992,621 shares issued and outstanding             71,685       68,928
                                                                                 ----------------------

STOCKHOLDERS' DEFICIT:
   Class A common stock, par value $0.001 per share; 25,000,000 shares
   authorized; 3,430,043 shares issued and outstanding                                   3            3

   Class B convertible common stock, par value $0.001 per share; 685,324 shares
   authorized, issued and outstanding                                                    1            1

   Series B convertible preferred stock, par value $ 0.001 per share; 228,436
   shares authorized, issued and outstanding                                             -            -

   Series E convertible preferred stock, par value $0.001 per share; 30,164
   shares authorized, issued and outstanding                                             -            -

   Warrants to purchase common stock                                                    55           55
   Additional paid-in-capital                                                       33,161       33,083
   Accumulated deficit                                                            (101,500)     (98,302)
                                                                                 ----------------------
           Total stockholders' deficit                                             (68,280)     (65,160)
                                                                                 ----------------------
                                                                                 $  25,924    $  25,867
                                                                                 ----------------------

     See accompanying notes to condensed consolidated financial statements.

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                                     For the Three Months Ended     For the Six Months Ended
                                                                              June 30,                       June 30,
                                                                         2002              2001       2002              2001
                                                                         ----              ----       ----              ----
REVENUE                                                               $   13,315   $     11,607     $   26,592    $   25,021
                                                                      -------------------------     ------------------------

EXPENSES:
   Direct study costs                                                      8,520          7,417         16,928        16,280
   Selling, general and administrative                                     4,844          5,443          9,625        11,335
   Depreciation and amortization                                             270            365            544           751
                                                                      -------------------------     ------------------------
     Total expenses                                                       13,634         13,225         27,097        28,366
                                                                      -------------------------     ------------------------

OPERATING LOSS                                                              (319)        (1,618)          (505)       (3,345)

OTHER INCOME, net                                                             27             70             65           222
                                                                      -------------------------     ------------------------
   Loss before provision for income taxes                                   (292)        (1,548)          (440)       (3,123)

PROVISION FOR INCOME TAXES                                                     -              -              -             -
                                                                      -------------------------     ------------------------

NET LOSS                                                                    (292)        (1,548)          (440)       (3,123)

ACCRETION OF PREFERRED STOCK                                               1,378          1,296          2,757         2,591
                                                                      -------------------------     ------------------------
   Net loss applicable to common stockholders                         $   (1,670)  $     (2,844)    $   (3,197)   $   (5,714)
                                                                      =========================     ========================

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
     Loss per common share-
        Class A                                                       $    (0.41)  $      (0.69)    $    (0.78)   $    (1.39)
        Class B                                                            (0.41)         (0.69)         (0.78)        (1.39)
                                                                      =========================     ========================
     Weighted average number of common shares outstanding-
        Class A                                                        3,430,043      3,430,042      3,430,043     3,430,042
        Class B                                                          685,324        685,324        685,324       685,324
                                                                      =========================     ========================

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                 For the Six Months Ended
                                                                                         June 30,
                                                                                 -------------------------
                                                                                    2002           2001
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $   (440)       $ (3,123)
   Adjustments to reconcile net loss to net cash and cash
     equivalents used in operating activities-
        Depreciation and amortization                                                 544             751
        Compensatory stock options                                                     78              79
        Other                                                                          (6)             (3)
        Changes in assets and liabilities, net of assets and liabilities
          acquired through acquisitions                                            (2,145)         (4,535)
                                                                                 ------------------------
             Net cash and cash equivalents used in operating activities            (1,969)         (6,831)
                                                                                 ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of fixed assets                                                         (196)           (121)
                                                                                 ------------------------
             Net cash and cash equivalents used in investing activities              (196)           (121)
                                                                                 ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on capital leases and debt                                                (10)            (83)
                                                                                 ------------------------
             Net cash and cash equivalents used in financing activities               (10)            (83)
                                                                                 ------------------------
             Net decrease in cash and cash equivalents                             (2,175)         (7,035)

CASH AND CASH EQUIVALENTS, beginning of period                                      5,601           9,389
                                                                                 ------------------------
CASH AND CASH EQUIVALENTS, end of period                                         $  3,426        $  2,354
                                                                                 ========================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for-
        Interest on capital leases and debt                                      $      4        $      4
        Taxes                                                                           1               1
                                                                                 ========================

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor, Inc. (referred to in this quarterly report as the "Company," "we," "us" and "our") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished in this quarterly report includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

2.       Liquidity and Future Operations

         Net cash used in operating activities was $2.0 million and $6.8 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in the six months ended June 30, 2002 due to the cost cutting measures (contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002. Additionally, the Company substantially reduced its on-line business activities and by the end of 2001, the Company had exited this business.

         Working capital was $1.8 million as of June 30, 2002 and December 31, 2001.

         The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common and preferred stock.

         Cash and cash equivalents and short-term marketable securities were approximately $3.4 million and $5.6 million as of June 30, 2002 and December 31, 2001, respectively.

         During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of the Company's eligible receivables. At June 30, 2002, available borrowings under the credit facility were $4.0 million. Borrowings under this agreement are secured by substantially all of the Company's assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of

     June 30, 2002, the Company was in compliance with the debt covenants and had not borrowed any funds under this credit facility.

3.   Net Losses Per Share

     Net losses per share for the quarter and six months ended June 30, 2002 and 2001 is calculated based on the weighted average number of shares of Class A and Class B common stock outstanding. Stock warrants, preferred stock and stock options were not included in the net diluted loss per common share calculation since their impact is antidilutive.

     The following is a reconciliation of the Company's basic and diluted net loss per share for the quarter and six months ended June 30, 2002 and 2001 (unaudited, in thousands, except share data):

                                                      Quarter Ended June 30,
                            ----------------------------------------------------------------------
                                             2002                           2001
                            ---------------------------------   ----------------------------------
                                                        Per                                 Per
                               Net        Number       Share      Net         Number       Share
                              Loss      of Shares      Amount     Loss      of Shares      Amount
                            ----------------------------------  ----------------------------------
Net loss available to:
   Class A stockholders     $ (1,392)   3,430,043     $ (0.41)   $ (2,370)   3,430,042    $ (0.69)
   Class B stockholders         (278)     685,324       (0.41)       (474)     685,324      (0.69)

                                                         Six Months Ended June 30,
                            ----------------------------------------------------------------------
                                             2002                           2001
                            ---------------------------------   ----------------------------------
                                                        Per                                 Per
                               Net        Number       Share      Net         Number       Share
                              Loss      of Shares      Amount     Loss      of Shares      Amount
                            ----------------------------------  ----------------------------------
Net loss available to:
   Class A stockholders     $ (2,665)   3,430,043     $ (0.78)  $ (4,762)   3,430,042     $ (1.39)
   Class B stockholders         (532)     685,324       (0.78)      (952)     685,324       (1.39)

4.  New Accounting Pronouncements

     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on the Company's financial statements upon adoption on January 1, 2002 as all previously existing goodwill had been amortized and written off in prior periods.

     The following pro forma financial information reflects net loss and basic and diluted net loss per share as if goodwill was not subject to amortization for the quarter ended and the six months ended June 30, 2001:

                                      Quarter Ended             Six Months Ended
                                      June 30, 2001              June 30, 2001
                                    ----------------            ----------------
                                    (unaudited, in thousands, except share data)

Reported net loss                        $    (2,844)        $     (5,714)
Add back:  Goodwill amortization                  85                  170
                                         -----------         ------------
Adjusted net loss                        $    (2,759)        $     (5,544)
                                         ===========         ============
Basic and diluted net loss per share:
Reported net loss per share              $     (0.69)        $      (1.39)
Goodwill amortization per share                 0.02                 0.04
                                         -----------         ------------
Adjusted net loss per share              $     (0.67)        $      (1.35)
                                         -----------         ------------

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard had no impact on the Company's financial statements upon adoption on January 1, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of August 1, 2002, we offered clinical research services through approximately 150 independently owned investigative sites encompassing approximately 300 principal investigators operating in 34 states in the United States.

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

     We have built our network of independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations, or CROs, located throughout the world; these entities are commonly referred to as "sponsors." Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2001, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

     In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and later expanded into other therapeutic areas. Dr. Zinner served as Chairman of our board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of August 1, 2002, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

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

     Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement and own Class A common stock could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, or the LLC, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made by our board of directors. Each LLC member's percentage interest in the limited liability company determines that member's share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member's percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of the LLC.

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

Quarterly Results

     Second Quarter 2002 Compared to Second Quarter 2001

     Revenue increased $1.7 million, or 14.7%, to $13.3 million for the quarter ended June 30, 2002 from $11.6 million for the quarter ended June 30, 2001. For the second quarter 2002, research services revenue increased $1.9 million and hospital sponsorship revenue decreased $0.2 million. The following table sets forth revenues from research services and hospital sponsorships for the second quarter 2002 and 2001 (in thousands):

                                           2002                      2001
                                           ----                      ----
         Research services              $  13,315                 $   11,407
         Hospital sponsorships                 --                        200
                                        ---------                 ----------
                                        $  13,315                 $   11,607
                                        =========                 ==========

     The research services increase of $1.9 million resulted from a $1.4 million increase in study revenue and a $0.5 million increase in patient recruitment and project management revenue. The hospital sponsorship revenue decrease of $0.2 million resulted from the phase out of this program during 2001 as a result of decreasing market demand and the abandonment of the on-line business.

     Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $8.5 million for the second quarter 2002 compared to $7.4 million for the second quarter 2001, an increase of $1.1 million, or 14.9%. The increase in study costs resulted from the increase in study revenue discussed above.

     Selling, general and administrative costs were $4.8 million for the quarter ended June 30, 2002 compared to $5.4 million for the comparable period in 2001, a decrease of $0.6 million, or 11.0%. As a percentage of revenue, these costs decreased 10.5% from 46.9% in the second quarter of 2001 to 36.4% in the second quarter of 2002. The majority of the decrease, $0.6 million, was attributable to the elimination of costs associated with on-line services and cost cutting measures (contract terminations and staff reductions due to structure changes).

     The valuation of the investigative sites' ownership in the LLC (which holds our Class B common stock) performed by our independent outside valuation firm remained unchanged for the quarter ended June 30, 2002 primarily due to continued operating losses. Because there is no public market for our equity securities, any valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

     Depreciation and amortization expenses decreased to $0.3 million in the second quarter of 2002 compared to $0.4 million in 2001. This decrease is the result of the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill amortization which was written off in 2001.

     Operating loss decreased to $0.3 million for the quarter ended June 30, 2002 compared to $1.6 million for the comparable period in 2001. This $1.3 million improvement primarily resulted from increased research services revenue, reduced operating costs and the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill in 2001.

     Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30,
2001

     Revenue increased $1.6 million, or 6.3%, to $26.6 million for the six months ended June 30, 2002 from $25.0 million for the six months ended June 30, 2001. For the six months ended June 30, 2002, revenue from research services increased $2.0 million; however, this increase was offset by a $0.4 million decrease in hospital sponsorship revenue. The following table sets forth revenues from research services and hospital sponsorships for the six months ended June 30, 2002 and 2001 (in thousands):

                                       2002                    2001
                                       ----                    ----
         Research services          $  26,592                $ 24,575
         Hospital sponsorships             --                     446
                                    ---------                --------
                                    $  26,592                $ 25,021
                                    =========                ========

     The research services increase of $2.0 million resulted from a $0.8 million increase in study revenue and a $1.2 million increase in patient recruitment and project management revenue. The hospital sponsorship revenue decrease of $0.4 million resulted from the phase out of this program during 2001 as a result of decreasing market demand and the abandonment of the on-line business.

     Direct study costs were $16.9 million for the six months ended June 30, 2002 compared to $16.3 million for the comparable period in 2001, an increase of $0.6 million, or 4.0%. The increase in study costs resulted from the increase in study revenue discussed above.

     Selling, general and administrative costs were $9.6 million for the six months ended June 30, 2002 compared to $11.3 million for the six months ended June 30, 2001, a decrease of $1.7 million, or 15.1%. As a percentage of revenue, these costs decreased 9.1% from 45.3% in 2001 to 36.2% in 2002. The majority of the decrease, $1.5 million, was attributable to elimination of costs associated with on-line services and cost cutting measures (contract terminations and staff reductions due to structure changes). Selling, general and administrative costs were also favorably impacted by a reduction in the areas of information technology and marketing.

     The valuation of the investigative sites' ownership in the LLC (which holds our Class B common stock) performed by our independent outside valuation firm remained unchanged for the six months ended June 30, 2002 primarily due to continued operating losses. Because there is no public market for our equity securities, any valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

     Depreciation and amortization expenses decreased to $0.5 million for the six months ended June 30, 2002 compared to $0.7 million for the six months ended June 30, 2001. This decrease is the result of the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill amortization which was written off in 2001.

     Operating loss decreased to $0.5 million for the six months ended June 30, 2002 compared to $3.3 million for the comparable period in 2001. This $2.8 million improvement primarily resulted from increased research services revenue, reduced operating costs and the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill in 2001.

     Other income was $0.1 million for the six months ended June 30, 2002 compared to $0.2 million for the six months ended June 30, 2001. This $0.1 million reduction was the result of lower levels of interest-bearing cash balances due to continued operating losses.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.0 million and $6.8 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in the six months ended June 30, 2002 due to the cost cutting measures (contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002. Additionally, we substantially reduced our on-line business activities and by the end of 2001, we had exited this business.

     Working capital was $1.8 million as of June 30, 2002 and December 31, 2001.

     We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of our equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common and preferred stock.

     Cash and cash equivalents and short-term marketable securities were approximately $3.4 million and $5.6 million as of June 30, 2002 and December 31, 2001, respectively.

     During the first quarter of 2002, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At June 30, 2002, available borrowings under the credit facility were $4.0 million. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of June 30, 2002, we were in compliance with the debt covenants and had not borrowed any funds under this credit facility.

     Management believes that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through 2003. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2003, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity securities or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Impact of New Accounting Pronouncements

     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on our financial statements upon adoption on January 1, 2002 as all previously existing goodwill had been amortized and written off in prior periods.

     The following pro forma financial information reflects net loss and basic and diluted net loss per share as if goodwill was not subject to amortization for the quarter ended and the six months ended June 30, 2001:

                                            Quarter Ended       Six Months Ended
                                            June 30, 2001         June 30, 2001
                                            -------------         -------------
                                    (unaudited, in thousands, except share data)

Reported net loss                           $  (2,844)         $     (5,714)
Add back:  Goodwill amortization                   85                   170
                                            ---------          ------------
Adjusted net loss                           $  (2,759)         $     (5,544)
                                            =========          ============
Basic and diluted net loss per share:
Reported net loss per share                 $   (0.69)         $      (1.39)
Goodwill amortization per share                  0.02                  0.04
                                            ---------          ------------
Adjusted net loss per share                 $   (0.67)         $      (1.35)
                                            ---------          ------------

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard had no impact on our financial statements upon adoption on January 1, 2002.

Statement Regarding Forward-Looking Statements

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. In addition, the statements relating to our liquidity needs and expectations are forward-looking. We have based these forward-looking statements on our current expectations and projections about future events. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in healthcare regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At June 30, 2002, available borrowings under the credit facility were $4.0 million. As of August 1, 2002, we had not borrowed any funds under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

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

                                      AMERICASDOCTOR, INC.


                                      By: /s/ David R. Adamoli
                                          -------------------------------------
Date:  August 13, 2002                   David R. Adamoli
                                         Chief Financial Officer and Secretary