Form 10-Q
period 2002-09-30
AMERICASDOCTOR INC
filed 2002-11-13
CIK 1088000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

At November 1, 2002, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                                                   September 30,     December 31,
                                                                                       2002              2001
                                                                                  --------------------------------
                                   ASSETS
----------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $     3,327       $    5,601
  Accounts receivable, net                                                              15,099           13,566
  Prepaid expenses                                                                       4,361            4,679
                                                                                  --------------------------------
                   Total current assets                                                 22,787           23,846
                                                                                  --------------------------------

FIXED ASSETS:
  Cost                                                                                   6,671            6,441
  Less-Accumulated depreciation and amortization                                        (5,232)          (4,444)
                                                                                  --------------------------------
                   Total fixed assets, net                                               1,439            1,997
                                                                                  --------------------------------


OTHER ASSETS:
  Other                                                                                     24               24
                                                                                  --------------------------------
                   Total other assets                                                       24               24
                                                                                  --------------------------------
                                                                                   $    24,250       $   25,867
                                                                                  ================================

                    LIABILITIES AND STOCKHOLDERS' DEFICIT
----------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                 $     2,187       $    2,778
  Capital leases, current portion                                                            8               19
  Accrued investigator fees                                                              9,873            9,589
  Accrued wages and consulting                                                           3,349            3,426
  Deferred revenue                                                                       5,594            6,234
                                                                                  --------------------------------
                   Total current liabilities                                            21,011           22,046
                                                                                  --------------------------------

LONG-TERM LIABILITIES
  Capital leases, noncurrent portion                                                         -                3
  Other long-term liability                                                                 50               50
                                                                                  --------------------------------
                   Total long-term liabilities                                              50               53
                                                                                  --------------------------------

CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series A redeemable convertible preferred stock, par value $0.001 per share;
  9,741,400 shares authorized; 4,992,621 shares issued and outstanding                  73,063           68,928
                                                                                  --------------------------------

STOCKHOLDERS' DEFICIT:
  Class A common stock, par value $0.001 per share; 25,000,000 shares
  authorized; 3,430,043 shares issued and outstanding                                        3                3

  Class B convertible common stock, par value $0.001 per share; 685,324 shares
  authorized; issued and outstanding                                                         1                1

  Series B convertible preferred stock, par value $0.001 per share; 228,436 shares
  authorized; issued and outstanding                                                         -                -

  Series E convertible preferred stock, par value $0.001 per share; 30,164 shares
  authorized; issued and outstanding                                                         -                -

  Warrants to purchase common stock                                                         55               55
  Additional paid-in-capital                                                            33,161           33,083
  Accumulated deficit                                                                 (103,094)         (98,302)
                                                                                  --------------------------------
                   Total stockholders' deficit                                         (69,874)         (65,160)
                                                                                  --------------------------------
                                                                                   $    24,250       $   25,867
                                                                                  ================================

     See accompanying notes to condensed consolidated financial statements.

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                                Three Months Ended          Nine Months Ended
                                                                  September 30,               September 30,
                                                          ---------------------------   ------------------------
                                                               2002            2001        2002          2001
                                                          ---------------------------   ------------------------
REVENUE                                                   $    11,875     $    11,031   $   38,467    $   36,052
                                                          ---------------------------   ------------------------

EXPENSES:
    Direct study costs                                          7,449           7,116       24,377        23,396
    Selling, general and administrative                         4,408           4,979       14,033        16,314
    Depreciation and amoritzation                                 248             409          792         1,160
                                                          ---------------------------   ------------------------
        Total expenses                                         12,105          12,504       39,202        40,870
                                                          ---------------------------   ------------------------

OPERATING LOSS                                                   (230)         (1,473)        (735)       (4,818)

OTHER INCOME, net
    Loss before provision for income taxes                         14              56           79           278
                                                          ---------------------------   ------------------------
                                                                 (216)         (1,417)        (656)       (4,540)

PROVISION FOR INCOME TAXES                                          -               -            -             -
                                                          ---------------------------   ------------------------

NET LOSS                                                         (216)         (1,417)        (656)       (4,540)

ACCRETION OF PREFERRED STOCK                                    1,379           1,296        4,136         3,886
                                                          ---------------------------   ------------------------
    Net loss applicable to common stockholders            $    (1,595)    $    (2,713)  $   (4,792)   $   (8,426)
                                                          ===========================   ========================


BASIC AND DILUTED NET LOSS PER COMMON SHARE:
        Loss per common share-
           Class A                                        $     (0.38)    $     (0.66)  $    (1.16)   $    (2.05)
           Class B                                              (0.38)          (0.66)       (1.16)        (2.05)
                                                          ===========================   ========================

        Weighted average number of common shares
            outstanding-
           Class A                                          3,430,043       3,430,042    3,430,043     3,430,042
           Class B                                            685,324         685,324      685,324       685,324
                                                          ===========================   ========================

     See accompanying notes to condensed consolidated financial statements.

                     AMERICASDOCTOR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                            -------------------------------------
                                                               2002                       2001
                                                            ----------                 ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               $    (656)                 $  (4,540)
     Adjustments to reconcile net loss to net
      cash and cash equivalents used in operating
      activities
          Depreciation and amortization                           792                      1,160
          Compensatory stock options                               78                        119
          Other                                                    (5)                        (7)
          Changes in assets and liabilities                    (2,239)                    (2,955)
                                                            ------------------------------------
               Net cash and cash equivalents used in
                 operating activities                          (2,030)                    (6,223)
                                                            ------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets                                   (230)                      (168)
                                                            ------------------------------------
               Net cash and cash equivalents used in
                 investing activities                            (230)                      (168)
                                                            ------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital leases                                   (14)                      (106)
                                                            ------------------------------------
               Net cash and cash equivalents used in
                 financing activities                             (14)                      (106)
                                                            ------------------------------------
               Net decrease in cash and cash
                 equivalents                                   (2,274)                    (6,497)

CASH AND CASH EQUIVALENTS, beginning of period                  5,601                      9,389
                                                            ------------------------------------
CASH AND CASH EQUIVALENTS, end of period                    $   3,327                  $   2,892
                                                            ====================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for
          Interest on capital leases                        $      12                  $       6
          Taxes                                                     1                          1
                                                            ====================================

     See accompanying notes to condensed consolidated financial statements.

                      AMERICASDOCTOR, INC. AND SUBSIDIARIES
                     UNAUDITED NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

2.   Liquidity and Future Operations

     Net cash used in operating activities was approximately $2.0 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in the nine months ended September 30, 2002 due to the cost cutting measures (primarily contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002. Additionally, the Company substantially reduced its on-line business activities, and by the end of 2001, the Company had exited this business.

     Working capital was approximately $1.8 million as of September 30, 2002 and December 31, 2001.

     The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of its equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of its common and preferred stock.

     Cash and cash equivalents and short-term marketable securities were approximately $3.3 million and $5.6 million as of September 30, 2002 and December 31, 2001, respectively.

     During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of the Company's eligible receivables. At September 30, 2002, available borrowings under the credit facility were $3.6 million. Borrowings under this agreement are secured by substantially all of the Company's assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of September 30, 2002, the Company was in compliance with the debt covenants and had not borrowed any funds under this credit facility.

     Management believes that the funds available under the credit facility and the Company's cash on hand will be sufficient to meet its liquidity needs and fund operations through 2003. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, management may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause the Company to seek additional equity or debt financing alternatives. Beyond 2003, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect its operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3.   Net Losses Per Share

     Net losses per share for the quarter and nine months ended September 30, 2002 and 2001 is calculated based on the weighted average number of shares of Class A and Class B common stock outstanding. Stock warrants, preferred stock and stock options were not included in the net diluted loss per common share calculation since their impact is antidilutive.

     The following is a reconciliation of the Company's basic and diluted net loss per share for the quarter and nine months ended September 30, 2002 and 2001 (unaudited, in thousands, except share data):

                                                       Quarter Ended September 30,
                              ------------------------------------------------------------------------------
                                              2002                                     2001
                              -------------------------------------    -------------------------------------
                                           Number of     Per Share                  Number of     Per Share
                               Net Loss      Shares       Amount        Net Loss      Shares       Amount
                              -------------------------------------    -------------------------------------
Net loss available to:
   Class A stockholders       $  (1,329)   3,430,043   $     (0.38)    $  (2,261)   3,430,042   $     (0.66)

   Class B stockholders            (266)     685,324         (0.38)         (452)     685,324         (0.66)

                                                     Nine Months Ended September 30,
                              ------------------------------------------------------------------------------
                                              2002                                     2001
                              -------------------------------------    -------------------------------------
                                           Number of     Per Share                  Number of     Per Share
                               Net Loss      Shares       Amount        Net Loss      Shares       Amount
                              -------------------------------------    -------------------------------------
Net loss available to:
   Class A stockholders       $  (3,994)   3,430,043   $     (1.16)    $  (7,023)   3,430,042   $     (2.05)

   Class B stockholders            (798)     685,324         (1.16)       (1,403)     685,324         (2.05)

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

         The following pro forma financial information reflects net loss and basic and diluted net loss per share as if goodwill was not subject to amortization for the quarter and nine months ended September 30, 2001:

                                                          Quarter Ended      Nine Months Ended
                                                       September 30, 2001    September 30, 2001
                                                       ------------------    ------------------
                                                     (unaudited, in thousands, except share data)

Reported net loss ................................     $           (2,713)   $           (8,426)
Add back:  Goodwill amortization .................                     85                   255
                                                       ------------------    ------------------
Adjusted net loss ................................     $           (2,628)   $           (8,171)
                                                       ==================    ==================
Basic and diluted net loss per share:
Reported net loss per share ......................     $            (0.66)   $            (2.05)
Goodwill amortization per share ..................                   0.02                  0.06
                                                       ------------------    ------------------
Adjusted net loss per share ......................     $            (0.64)   $            (1.99)
                                                       ------------------    ------------------

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

     We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of November 1, 2002, we offered clinical research services through approximately 150 independently owned investigative sites encompassing approximately 300 principal investigators operating in 34 states in the United States.

     We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware. On January 6, 2000, our wholly owned subsidiary merged with AmericasDoctor.com, Inc., or Old AmDoc, an interactive Internet healthcare information site for consumers based in Maryland. Following the merger with Old Amdoc, or the Merger, Old AmDoc became our wholly owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and we changed our corporate name to "AmericasDoctor.com, Inc." In November 2001, we changed our corporate name to "AmericasDoctor, Inc."

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

     In November 1993, Dr. Norman Zinner led a group of urologists in forming the company to provide sponsors of clinical research a range of services designed to enhance their ability to conduct efficient clinical research studies. We initially provided clinical research services in the field of urology and later expanded into other therapeutic areas. Dr. Zinner served as Chairman of our board of directors from our inception through 1999. Under Dr. Zinner's leadership, we recruited a significant number of clinical research sites to become affiliated with us. As of November 1, 2002, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

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

     Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement and own Class A common stock could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, or the LLC, for the benefit of its members. The amounts reflected in the results of operations represent non-cash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made by our board of directors. Each LLC member's percentage interest in the limited liability company determines that member's share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member's percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of the LLC.

     We have recognized operating losses in each fiscal year since our formation. Our research services rely heavily on the revenues generated by our investigative sites. In addition, we experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. As a result of expenditures designed to expand our business, we expect to incur operating losses and negative cash flows for fiscal 2002. Because we have a history of losses and anticipate losses in the future, we may never achieve significant profitability, or if we are able to achieve profitability, we may not be able to sustain or increase profitability in future periods.

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

Quarterly Results

     Third Quarter 2002 Compared to Third Quarter 2001

     Revenue increased $0.8 million, or 7.7%, to $11.9 million for the quarter ended September 30, 2002 from $11.1 million for the quarter ended September 30, 2001. For the third quarter 2002, research services revenue increased $0.9 million and hospital sponsorship revenue decreased $0.07 million. The following table sets forth revenue from research services and hospital sponsorships for the third quarter 2002 and 2001 (in thousands):

                                          2002             2001
                                      -----------      -----------
     Research services                $    11,875      $    10,959

     Hospital sponsorships                     --               72
                                      -----------      -----------
                                      $    11,875      $    11,031
                                      ===========      ===========

The research services revenue increase of $0.9 million resulted from a $0.6 million increase in study revenue and a $0.3 million increase in patient recruitment and project management revenue. The hospital sponsorship revenue decrease of $0.07 million resulted from the phase-out of this program during 2001 as a result of decreasing market demand and the abandonment of the on-line business.

     Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $7.4 million for the third quarter 2002 compared to $7.1 million for the third quarter 2001, an increase of $0.3 million, or 4.7%. The increase in study costs resulted from the increase in study revenue discussed above.

     Selling, general and administrative costs were $4.4 million for the quarter ended September 30, 2002 compared to $5.0 million for the comparable period in 2001, a decrease of $0.6 million, or 11.5%. As a percentage of revenue, these costs decreased 8.0% from 45.1% in the third quarter of 2001 to 37.1% in the third quarter of 2002. The majority of the decrease was attributable to the elimination of costs associated with on-line services and cost cutting measures (primarily contract terminations and staff reductions due to structure changes).

     The valuation of the Class B common stock, performed by our independent outside valuation firm, remained unchanged for the quarter ended September 30, 2002, primarily due to continued operating losses. Because there is no public market for our equity securities, any valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

     Depreciation and amortization expenses decreased to $0.2 million in the third quarter of 2002 compared to $0.4 million in 2001. This decrease resulted from the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill amortization that was written off in 2001 and certain fixed assets becoming fully depreciated.

     Operating loss decreased to $0.2 million for the quarter ended September 30, 2002 compared to $1.5 million for the comparable period in 2001. This $1.3 million improvement primarily resulted from increased research services revenue, reduced operating costs and the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill in 2001.

     Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Revenue increased $2.4 million, or 6.7%, to $38.5 million for the nine months ended September 30, 2002 from $36.1 million for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, revenue from research services increased $2.9 million; however, this increase was offset by $0.5 million decrease in hospital sponsorship revenue. The following table sets forth revenue from research services and hospital sponsorships for the nine months ended September 30, 2002 and 2001 (in thousands):

                                          2002             2001
                                      -----------      -----------
     Research services                $    38,467      $    35,534

     Hospital sponsorships                     --              518
                                      -----------      -----------
                                      $    38,467      $    36,052
                                      ===========      ===========

The research services revenue increase of $2.9 million resulted from a $1.4 million increase in study revenue and a $1.5 million increase in patient recruitment and project management revenue. The hospital sponsorship revenue decrease of $0.5 million resulted from the phase-out of this program during 2001 as a result of decreasing market demand and the abandonment of the on-line business.

     Direct study costs were $24.4 million for the nine months ended September 30, 2002 compared to $23.4 million for the comparable period in 2001, an increase of $1.0 million, or 4.2%. The increase in study costs resulted from the increase in study revenue discussed above.

     Selling, general and administrative costs were $14.0 million for the nine months ended September 30, 2002 compared to $16.3 million for the nine months ended September 30, 2001, a decrease of $2.3 million, or 14.0%. As a percentage of revenue, these costs decreased 8.7% from 45.2% in 2001 to 36.5% in 2002. The majority of the decrease, $1.7 million, was attributable to the elimination of costs associated with on-line services and cost cutting measures (primarily contract terminations and staff reductions due to structure changes). Selling, general and administrative costs were also favorably impacted by a reduction in the areas of corporate administration, information technology and marketing.

     The valuation of the Class B common stock, performed by our independent outside valuation firm, remained unchanged for the nine months ended September 30, 2002, primarily due to continued operating losses. Because there is no public market for our equity securities, any valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

     Depreciation and amortization expenses decreased to $0.8 million for the nine months ended September 30, 2002 compared to $1.2 million for the nine months ended September 30, 2001. This decrease resulted from the elimination Pacific Coast Clinical Coordinator, Inc.

goodwill amortization that was written off in 2001 and certain fixed assets becoming fully depreciated.

     Operating loss decreased to $0.7 million for the nine months ended September 30, 2002 compared to $4.8 million for the comparable period in 2001. This $4.1 million improvement primarily resulted from increased research services revenue, reduced operating costs and the elimination of the Pacific Coast Clinical Coordinator, Inc. goodwill in 2001.

     Other income was $0.1 million for the nine months ended September 30, 2002 compared to $0.3 million for the nine months ended September 30, 2001. This $0.2 million reduction was the result of lower levels of interest-bearing cash balances due to continued operating losses.

Liquidity and Capital Resources

     Net cash used in operating activities was $2.0 million and $6.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in the nine months ended September 30, 2002 due to the cost cutting measures (primarily contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002. Additionally, we substantially reduced our on-line business activities, and by the end of 2001, we had exited this business.

     Working capital was $1.8 million as of September 30, 2002 and December 31, 2001.

     We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of our equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common and preferred stock.

     Cash and cash equivalents and short-term marketable securities were approximately $3.3 million and $5.6 million as of September 30, 2002 and December 31, 2001, respectively.

     During the first quarter of 2002, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At September 30, 2002, available borrowings under the credit facility were $3.6 million. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of September 30, 2002, we were in compliance with the debt covenants and had not borrowed any funds under this credit facility.

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

Impact of New Accounting Pronouncements

     SFAS No. 142, "Goodwill and Other Intangible Assets," eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on our financial statements upon adoption on January 1, 2002 as all previously exiting goodwill had been amortized and written off in prior periods.

     The following pro forma financial information reflects net loss and basic and diluted net loss per share as if goodwill was not subject to amortization for the quarter and nine months ended September 30, 2001:

                                                          Quarter Ended         Nine Months Ended
                                                       September 30, 2001       September 30, 2001
                                                       ------------------       ------------------
                                                       (unaudited, in thousands, except share data)
Reported net loss ................................     $           (2,713)      $           (8,426)
Add back:  Goodwill amortization .................                     85                      255
                                                       ------------------       ------------------
Adjusted net loss ................................     $           (2,628)      $           (8,171)
                                                       ==================       ==================
Basic and diluted net loss per share:
Reported net loss per share ......................     $            (0.66)      $            (2.05)
Goodwill amortization per share ..................                   0.02                     0.06
                                                       ------------------       ------------------
Adjusted net loss per share ......................     $            (0.64)      $            (1.99)
                                                       ------------------       ------------------

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

Statement Regarding Forward-Looking Statements

     Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. In addition, the statements relating to our liquidity needs and expectations are forward-looking. We have based these forward-looking statements on our current expectations and projections about future events. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in healthcare regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At September 30, 2002, available borrowings under the credit facility were $3.6 million. As of November 1, 2002, we had not borrowed any funds under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

Item 4.  Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by AmericasDoctor in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO have concluded that AmericasDoctor's disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in AmericasDoctor's internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(A)      Exhibits

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K during the quarter ended September 30, 2002

     A Form 8-K was filed on August 8, 2002, under Item 4, reporting changes in AmericasDoctor's certifying accountants.

     A Form 8-K was filed on August 13, 2002, under Item 9, relating to a certification by the Chief Executive Officer and Chief Financial Officer of AmericasDoctor pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AMERICASDOCTOR, INC.


                                       By: /s/ David R. Adamoli
                                           -------------------------------------
Date:  November 13, 2002                   David R. Adamoli
                                           Chief Financial Officer and Secretary
                                           Duly Authorized Officer and Principal
                                           Financial Officer

                                  CERTIFICATION

     I, C. Lee Jones, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AmericasDoctor, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                     /s/ C. Lee Jones
                                             -----------------------------------
                                             C. Lee Jones
                                             Chief Executive Officer

                                  CERTIFICATION

     I, David R. Adamoli, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of AmericasDoctor, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002                     /s/ David R. Adamoli
                                             -----------------------------------
                                             David R. Adamoli
                                             Chief Financial Officer