Form 10-K
period 2002-12-31
AMERICASDOCTOR INC
filed 2003-03-24
CIK 1088000

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number 0-32601

AMERICASDOCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0597050
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1325 Tri-State Parkway, Suite 300

Gurnee, Illinois 60031

(Address of Principal Executive Offices, Including Zip Code)

(847) 855-7500

(Registrant’s Telephone Number, Including Area Code)

(Former Name or former address, if changed since last report)

Securities registered pursuant to Section 12(b):

None

Securities to be registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

There is no public market for the common stock of AmericasDoctor, Inc. At March 1, 2003, there were 3,430,043 shares of Class A common stock, par value $.001 per share, and 685,324 shares of Class B common stock, par value $.001 per share, of AmericasDoctor, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Schedule 14C to be filed in connection with the 2003 annual meeting of stockholders of AmericasDoctor, Inc.

FORWARD-LOOKING STATEMENTS

We make statements in this annual report on Form 10-K that are not historical facts. These “forward-looking statements” can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in healthcare regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. The forward-looking statements included in this annual report on Form 10-K are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

PART I

ITEM 1. BUSINESS

Unless otherwise noted, references to “AmericasDoctor,” “we,” “our” or “us” mean AmericasDoctor, Inc., a Delaware corporation, and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., a Delaware corporation. Our principal executive offices are located at 1325 Tri-State Parkway, Suite 300, Gurnee, Illinois 60031, and our telephone number is (847) 855-7500.

Company Overview

We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of March 1, 2003, we offered clinical research services through approximately 175 independently owned investigative sites encompassing approximately 500 principal investigators, with over 1,400 total physicians, operating in 32 states in the United States.

We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware. On January 6, 2000, our wholly owned subsidiary merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. In this annual report, the merger is sometimes referred to as the “Merger” and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as “Old AmDoc.” Following the Merger, Old AmDoc became our wholly-owned subsidiary and changed its name to “AmericasDoctor Internet Operations, Inc.” and we changed our corporate name to “AmericasDoctor.com, Inc.” In November 2001, we changed our corporate name to “AmericasDoctor, Inc.” In December 2002, Old AmDoc was merged into us.

In late 2001, we discontinued the provision of on-line services to hospitals. Since that time we have focused on our core business, research services.

Research Services

General

We have built a network of approximately 175 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations, or CROs, located throughout the world; these entities are commonly referred to as “sponsors.” Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2002, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

As of March 1, 2003, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

cardiology	endocrinology	gastroenterology	neuroscience
pulmonology	rheumatology	urology	women’s health

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

Recent publications report that investigator-prescribers, physicians who conduct clinical trials, play a major role in decreasing the time it takes to bring products to market. In addition, trade articles have cited the dramatic effect on the market success of a new pharmaceutical in the first three years in the market that is attributable to the investigator-prescriber. Clinical investigators prescribe the new drug at nearly double the rate of comparable physicians who were not involved in the clinical research phase of the drug’s development. Published articles have noted that physicians who are clinical investigators learn a lot about a specific drug, how to use the drug, and what its strengths and weaknesses are compared to other medicines before the drug is approved for use. This familiarity with the medicine may accelerate the clinical investigator’s use of the medicine when it is marketed. Because of this connection, pharmaceutical sponsors are pursuing more private practice physicians to be involved in the clinical research of new drugs both to speed the clinical development, and to assist the success of the market launch of the product.

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

Although a few of the investigative sites in our network conduct only clinical research trials, the majority of the investigative sites in our network are owned by private practice physicians. The size of the private physician practices in our network range from one physician to approximately twenty physicians. Typically, the investigative sites in our network consist of two to four physician partners in a private practice medical office. We require the investigative sites to enter into a clinical research services agreement with us. These agreements govern the terms and conditions upon which the investigative site performs studies and outlines the scope of services we provide to the sites. Pursuant to the terms of the clinical research services agreement, all clinical research services performed by the site are required to be conducted exclusively through AmericasDoctor, except for studies in which we elect not to participate. In addition, these agreements contain non-competition and non-solicitation covenants that limit or prohibit these sites from competing with us or hiring our personnel for a period of time after the termination of the agreement. The clinical research services agreement provides that a percentage of the contract amount paid to us by study sponsors will be paid to the sites as investigator fees. The percentage of fees paid to investigative sites varies by contract depending upon the level of services provided to these sites. The term of the clinical research services agreement is typically two years and may be extended for additional terms of two years each. The agreements generally are terminable by either party at any time with 120 days prior written notice. The agreements may also be terminated immediately if the investigative site loses its license, fails to comply with Good Clinical Practices or maintain standards of quality and scientific integrity, or is debarred from clinical research participation by local, state or federal authorities.

Services to Sponsors

We assist the investigative sites in our network with planning and coordinating of independent clinical trials on drugs for pharmaceutical and biotechnology companies and CROs located throughout the world. Through our network of investigative sites, we provide sponsors with access to experienced investigators and study coordinators, we facilitate quick study start-up and we ensure efficient production of quality study data. We provide patient recruitment to sponsors through investigative sites in our network and investigative sites outside of our network. We provide services designed to enable sponsors of clinical trials to complete the clinical research process efficiently, cost effectively and in a high quality manner. We provide sponsors with access to experienced researchers with large patient databases, experienced study coordinators and a central management team that performs various services designed to ensure that sponsors’ needs are satisfied.

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

Access to Large Patient Populations. AmericasDoctor provides sponsors with immediate access to a large pool of patients for prospective studies. We provide this patient identification and recruitment to investigator sites involved in multi-center studies, including sites that are not part of the AmericasDoctor’s network. Through our central patient recruitment services, we develop and implement patient recruitment and retention programs to speed completion of these studies. These services include the development and implementation of advertising programs, public service announcements and a variety of tools to assist sites in finding and enrolling suitable patients into studies.

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

Protocol Consultation. The investigative sites in our network and our management team have extensive experience in the design and conduct of clinical research programs. With these sites, we consult with sponsors regarding the design and improvement of the procedures and requirements of the clinical trial or “protocol.” By assisting sponsors in developing study protocols, we help to ensure that clinical trials will be conducted efficiently and timely.

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

Source Documentation. Each clinical trial requires the gathering of patient information using source documentation. These source documents contain the information necessary to show that each patient meets the study protocol, support and verify the data contained in the case report forms and document each patient’s exposure to the study drug.

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

Coordinator Services. We provide some of the investigative sites in our network with one or more on-site, experienced study coordinators responsible for managing the conduct of clinical research trials for the site. The study coordinators are trained to perform management and administrative tasks such as FDA reporting, patient enrollment and study oversight. The study coordinators actively participate in each study from the inception to the conclusion and work one-on-one with the physicians, their staff and the patients, performing a myriad of clinical research and administrative services, which include:

•	patient scheduling and screening;

•	assistance in preparation of case report forms;

•	monitoring drug accountability and assistance in study audits; and

•	site training and development of research personnel.

The provision of these services enables investigative sites that lack an experienced study coordinator or a sufficient number of study coordinators on staff to participate in clinical research trials. As of March 1, 2003, we employed approximately 80 experienced study coordinators, most of whom are RNs, LPNs, medical technicians or medical assistants with experience in the conduct and oversight of clinical research trials.

Patient Recruitment

The recruitment of patients for clinical studies has been a major obstacle to the timely completion of clinical trials for over forty years. The pharmaceutical industry’s member organization, Pharmaceutical Research Manufacturers of America, estimates that over 85% of clinical studies fail to meet their patient recruitment timelines, costing the industry billions of dollars a year in lost revenue, shortened patent life, and increased research and development expense. The delays to recruiting patients are often caused by stringent protocol requirements and other restrictions. In addition, many patient recruitment business models do not effectively deal with delays because they only identify potential patients; they do not actually enroll patients into clinical study treatments. Since 1998, we have conducted patient recruitment for clinical studies being conducted by the investigative sites in our network and for sites that are not in our network, but that are part of a multi-center trial. Our success in enrolling patients into studies has resulted in a substantial annual increase in patient recruitment projects contracted to us directly from sponsors. We intend to further focus our efforts to expand opportunities in patient recruitment.

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

Regulatory Matters

We are subject to substantial governmental regulation. The clinical investigation of new drugs is highly regulated by the FDA. The purpose of these regulations is to ensure that only those products that have been proven to be safe and effective are made available to the public. Sponsors are obligated to comply with FDA regulations governing such activities as:

•	IRB oversight;

•	qualifications of investigators;

•	obtaining patient informed consents;

•	reporting patients’ adverse reactions to drugs; and

•	maintaining thorough and accurate records.

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

Some other federal agencies, such as the Department of Health and Human Services, and some state and local governments may have additional regulations regarding the use of human subjects in clinical trials. In addition, regulatory initiatives, such as the Health Insurance Portability and Accountability Act, relating to the use and retention of patient medical information may have an impact on our storage and use of patient information in our databases. The information we currently use in connection with our operations is randomized, and accordingly, we do not expect these initiatives to have a significant impact on our operations. Depending on the scope of any new regulations restricting the use and retention of patient records, however, we may be obligated to incur additional costs to implement additional systems to comply with these laws. Although we do not expect these laws to have a material impact on our operations, there can be no assurance that this will be the case.

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

The delivery of healthcare services and products is heavily regulated under federal and state law. For example, federal and state agencies regulate the practice of medicine and establish licensing and reimbursement requirements. In addition, through fraud and abuse laws, federal and some state agencies prohibit payments for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other federal or state healthcare programs or third-party payors. While we have attempted to structure our business activities in a manner that will not constitute the practice of medicine or involve prohibited referrals, federal and/or state healthcare regulatory authorities may determine that, in a particular case or generally, we are engaged in the practice of medicine through the activities of our doctors or other healthcare professionals. We do not research the laws of each of the states in which we operate or obtain opinions or rulings from federal and state agencies with authority to enforce these laws. A finding that our business activities violate any of these laws or statutes may have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property and our content, trademarks, trade names and trade secrets. We have filed several trademark applications and registrations for “AmericasDoctor” and other related trademarks. We license information and technology from third parties.

Employees

As of March 1, 2003, we had approximately 220 full-time employees. None of our employees is represented by a labor union. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

We lease approximately 31,153 square feet of space in Gurnee, Illinois where our headquarters are located. Our lease expires in December 2009, and may be extended at our option, for two additional five-year terms. We also lease approximately 6,000 square feet in Tacoma, Washington for a coordinator site. Of this space, we have subleased an aggregate of 3,500 square feet to a third party. The lease expires in October 2004. We believe that our properties are generally suited for the purposes for which they are presently being used.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material litigation against us. In the ordinary course of our business, from time to time, we are a party to routine litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for our Class A common stock. As of March 1, 2003, there were approximately 594 holders of record of our Class A common stock and one holder of record of our Class B common stock.

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

On February 6, 2002, we issued options to purchase an aggregate of 12,000 shares of Class A common stock to Galen Advisors LLC and options to purchase an aggregate of 10,000 shares of Class A common stock to LHC Corporation. These options were issued in consideration for services rendered by our directors, Zubeen Shroff and Francis Ziegler, respectively, in 2001. The aggregate amount of consideration for these options was $44,000. This transaction was made in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the sales of securities, and these sales were made without general solicitation or advertising.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to compensation plans under which our Class A common stock is authorized for issuance under compensation plans previously approved and not previously approved by stockholders of AmericasDoctor.

Plan category	Number of securities to be issued upon exercise of options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,191,659	$10.93	1,796,736
Equity compensation plans not approved by security holders	—	—	—

Total	1,191,659	$10.93	1,796,736

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information of AmericasDoctor as of and for each of the five years ended December 31, 2002, 2001, 2000, 1999 and 1998. The financial information for 2000 reflects the combined results of operations of AmericasDoctor and Old AmDoc since January 6, 2000, the date of the Merger. Pro forma financial statements to reflect the acquisition of Old AmDoc have not been presented as the financial statements as of and for the year ended December 31, 2000 reflect the Merger for the entire period (the results of operations of Old AmDoc for the period from January 1 to January 5, 2000 were not significant). The financial information for 1999 reflects the combined results of operations of AmericasDoctor and AmericasDoctor.com Coordinator Services, Inc. (formerly known as Pacific Coast Clinical Coordinators, Inc.), one of our subsidiaries which we acquired in April 1998. AmericasDoctor.com Coordinator Services, Inc. is sometimes referred to as “AmericasDoctor Coordinator Services.” The financial information for 1998 reflects the combined results of operations of AmericasDoctor and AmericasDoctor Coordinator Services since April 22, 1998, the date of the acquisition. The selected consolidated financial data as of and for the year ended December 31, 2002 has been derived from our consolidated financial statements, which were audited by Grant Thornton LLP, our independent public accountants. The selected consolidated financial data as of and for each of the four years ended December 31, 2001 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP. You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below.

	For the Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$49,381	$48,510	$54,291	$54,840	$42,219

Expenses
Direct study costs	31,298	31,280	35,071	37,156	29,996
Selling, general and administrative	18,590	22,415	41,164	16,697	16,961
Class B common stock (depreciation) appreciation	—	(1,919)	(1,028)	2,810	(240)
Depreciation and amortization	1,006	1,560	12,990	1,251	1,018
Impairment of goodwill	—	7,208	22,964	—	—

Total expenses	50,894	60,544	111,161	57,914	47,735

Operating loss	(1,513)	(12,034)	(56,870)	(3,074)	(5,516)
Other income (expense), net	95	305	304	(580)	(48)

Net loss	$(1,418)	$(11,729)	$(56,566)	$(3,654)	$(5,564)

Basic and diluted net loss per common share
Class A	$(1.68)	$(4.11)	$(15.62)	$(2.21)	$(3.24)
Class B	(1.68)	(4.11)	(15.62)	(2.21)	(3.24)

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
BALANCE SHEET DATA: ASSETS
Current assets
Cash and cash equivalents	$2,774	$5,601	$9,389	$1,187	$2,285
Other current assets	17,283	18,245	21,016	21,115	16,211

Total current assets	20,057	23,846	30,405	22,302	18,496
Fixed assets, net	1,260	1,997	3,029	3,021	3,048
Goodwill and other assets	24	24	7,578	7,988	8,428

	$21,341	$25,867	$41,012	$33,311	$29,972

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$18,925	$22,046	$23,597	$20,985	$16,957
Long-term liabilities	25	53	21	4,622	4,904
Redeemable convertible preferred stock	74,442	68,928	63,746	11,656	10,680
Stockholders’ equity (deficit)
Equity	33,184	33,142	35,040	16,760	13,515
Accumulated deficit	(105,235)	(98,302)	(81,392)	(20,712)	(16,084)

Total stockholders’ equity (deficit)	(72,051)	(65,160)	(46,352)	(3,952)	(2,569)

	$21,341	$25,867	$41,012	$33,311	$29,972

ITEM 1. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of March 1, 2003, we offered clinical research services through approximately 175 independently owned investigative sites encompassing approximately 500 principal investigators, with over 1,400 total physicians, operating in 32 states in the United States.

We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware. On January 6, 2000, our wholly owned subsidiary merged with Old AmDoc, an interactive Internet healthcare information site for consumers based in Maryland. Following the Merger, Old AmDoc became our wholly owned subsidiary and changed its name to “AmericasDoctor Internet Operations, Inc.” and we changed our corporate name to “AmericasDoctor.com, Inc.” In November 2001, we changed our corporate name to “AmericasDoctor, Inc.” In December 2002, Old AmDoc was merged into us.

We have built a network of approximately 175 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and CROs located throughout the world. Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2002, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

As of March 1, 2003, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

cardiology	endocrinology	gastroenterology	neuroscience
pulmonology	rheumatology	urology	women’s health

Our services allow investigative sites in our network to build and sustain successful clinical research businesses without the cost of maintaining their own infrastructure and personnel locally. By facilitating study start-up activities and providing management support and patient recruitment services, we assist the investigative sites in growing their research practices.

In 1998, we acquired AmericasDoctor Coordinator Services (formerly Pacific Coast Clinical Coordinators), a Washington based company that provided investigative sites with study coordinators who worked directly with physicians in the conduct of clinical research trials and provided on-site administrative and management services. To date, the net cash flows from the AmericasDoctor Coordinator Services acquisition have been negative. In 2001, it was determined that future net cash flow would likely be negative over the next three years. Accordingly, all unamortized goodwill ($7,208,000) associated with the acquisition was written off as of December 31, 2001.

On January 6, 2000, we merged with Old AmDoc, an interactive Internet healthcare information site for consumers. We acquired Old AmDoc to focus on three web-related initiatives: patient recruitment, hospital marketing and new drug marketing. After the Merger, we eliminated the positions of substantially all of the employees acquired from Old AmDoc and undertook other cost cutting measures to reduce our use of cash and minimize the costs associated with the Web site. In December 2000, based on market trends and management’s assessment of market conditions, the web patient recruitment and new drug marketing programs that we intended to conduct through the businesses acquired in the Merger were abandoned. In addition, it was determined that net cash flows from the remaining Old AmDoc hospital sponsorship business would likely be negative over the next three years. Accordingly, all unamortized goodwill ($23.0 million) associated with the acquisition of Old AmDoc was written off as of December 31, 2000.

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

In the later part of 2001, we recognized that the hospital sponsors were reducing their marketing budgets and internalizing or abandoning consumer web-related activity and that this decline in future spending would adversely affect our on-line business revenue growth potential. Accordingly, we ceased all of our on-line services business in the fourth quarter of 2001 to focus on growing our core clinical research and patient recruitment services. During 2002, we incurred expenditures in connection with an expansion of our range of services in an effort to enhance our patient recruitment activity.

Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement and own Class A common stock could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, or the LLC, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made by our board of directors. Each LLC member’s percentage interest in the limited liability company determines that member’s share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member’s percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of Affiliated Research Centers, LLC.

We have recognized operating losses in each fiscal year since our formation. Our research services rely heavily on the revenues generated by our investigative sites. In addition, we experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services business in the fourth quarter of 2001, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our business. Because we have a history of losses and anticipate losses in the future, we may never achieve significant profitability, or if we are able to achieve profitability, we may not be able to sustain or increase profitability in future periods.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Impairment of long-lived assets; and

•	Accounting for income taxes.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

Revenue Recognition

Revenue is generated from contracts with sponsors and hospitals. Revenue on each contract, or study revenue, is recognized as the qualified patient visits occur or the service is provided. Our service agreements with the investigative sites, or Sites, provide that a percentage of the contract amount will be paid to the Sites as investigator fees. The percentage of fees paid to the Sites varies by contract depending on the level of services that we provide. As study revenue is recognized, the investigator fees to Sites are recognized as costs and amounts to be paid to the Sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to Sites are classified as prepaid expenses until services are performed.

In accordance with EITF 99-19 and SAB 101, we recognize our study revenue on a gross basis as we act as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

Allowance for Doubtful Accounts

We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation to us, and the condition of the general economy and the industry as a whole. We make judgments as to our ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

Impairment of Long-lived Assets and Goodwill

Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, we compare the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts, and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We have incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2008 through 2022. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For the year 2002, revenues increased to $49.4 million compared to $48.5 million in 2001, an increase of $0.9 million, or 1.8%. In 2002, research services revenue increased $1.4 million and hospital sponsorship revenue decreased $0.5 million. The following table sets forth revenues from research services and hospital sponsorships for the fiscal years 2002 and 2001 (in thousands):

	2002	2001
Research services	$49,381	$47,992
Hospital sponsorships	—	518

	$49,381	$48,510

The research services increase of $1.4 million resulted from a $0.7 million increase in patient recruitment revenue, a $0.5 million increase in study revenue and a $0.2 million increase in project management revenue. The hospital sponsorship revenue decrease of $0.5 million resulted from the phasing out of this program as a result of decreasing market demand and the abandonment of the on-line business.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $31.3 million in 2002 and 2001. Coordinator services accounted for 24.5% of study revenues in 2002 compared to 20.8% in 2001, an increase of 3.7%. As coordinator services are performed by full-time staff and not outsourced, there were no additional study costs associated with the $0.5 million increase in study revenue.

Selling, general and administrative costs were $18.6 million in 2002 compared to $22.4 million in 2001, a decrease of $3.8 million, or 17.1%. As a percentage of revenue, these costs decreased 8.6% from 46.2% in 2001 to 37.6% in 2002. The majority of the decrease, $2.8 million, was attributable to the elimination of costs associated with on-line services and cost cutting measures (primarily contract terminations and staff reductions due to structure changes). Selling, general and administrative costs were also favorably impacted by a reduction in the areas of administration ($0.4 million), information technology ($0.4 million), marketing ($0.1 million) and research support ($0.1 million).

In 2001, the valuation of each share of Class B common stock depreciated due to our financial performance. An independent valuation concluded that during 2001, our Class B common stock depreciated $2.80 per share. In 2002, an independent valuation concluded that there was no change to the Class B common stock value. Such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

Depreciation and amortization expenses decreased to $1.0 million in 2002 compared to $1.6 million in 2001. This decrease resulted from the elimination of the AmericasDoctor Coordinator Services goodwill amortization that was written off in 2001 and certain fixed assets becoming fully depreciated.

In 2001, a $7.2 million charge for goodwill impairment applicable to the AmericasDoctor Coordinator Services acquisition in April 1998 was realized.

The operating loss decreased to $1.5 million in 2002 compared to $12.0 million in 2001. This $10.5 million improvement primarily resulted from increased research services revenue, reduced operating costs and the elimination of the AmericasDoctor Coordinator Services goodwill in 2001.

Other income was $0.1 million for 2002 compared to $0.3 million of 2001. This $0.2 million reduction was the result of lower levels of interest-bearing cash balances due to continued operating losses.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

For the year 2001, revenues decreased to $48.5 million compared to $54.3 million in 2000, a decrease of $5.8 million, or 10.6%. In 2001, research services revenue decreased $3.3 million and hospital sponsorship revenue decreased $2.5 million. The following table sets forth revenues from research services and hospital sponsorships for the fiscal years 2001 and 2000 (in thousands):

	2001	2000
Research services	$47,992	$51,315
Hospital sponsorships	518	2,976

	$48,510	$54,291

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

Selling, general and administrative costs were $22.4 million in 2001 compared to $41.2 million in 2000, a decrease of $18.8 million, or 45.5%. As a percentage of revenue, these costs decreased 29.6% from 75.8% in 2000 to 46.2% in 2001. The majority of the decrease, $12.9 million, was attributable to the elimination or reduction of costs associated with on-line services and significant cost cutting measures. Selling, general and administrative costs were also favorably impacted by a reduction in the areas of administration ($2.1 million), site support expenses ($2.4 million), corporate development ($1.1 million) and information technology ($0.3 million).

In 2001 and 2000, the valuation of each share of Class B common stock depreciated due to our financial performance. An independent valuation concluded that during 2001 and 2000, our Class B common stock depreciated $2.80 per share and $1.50 per share, respectively. Such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

Depreciation and amortization expenses decreased to $1.6 million in 2001 compared to $13.0 million in 2000. Of this $11.4 million decrease, $11.5 related to the elimination of Old AmDoc goodwill amortization which was written off in 2000 and the remaining $0.1 million increase represented additional depreciation of fixed assets acquired during 2001.

In 2001, a $7.2 million charge for goodwill impairment applicable to the AmericasDoctor Coordinator Services acquisition in April 1998 was realized.

The operating loss decreased to $12.0 million in 2001 compared to $56.9 million in 2000. This improvement primarily resulted from reduced operating costs and the elimination of the Old AmDoc goodwill in 2000.

Liquidity and Capital Resources

Net cash used in operating activities was $2.5 million, $3.5 million and $19.1 for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in operating activities decreased substantially in 2002 and 2001 due to the cost cutting measures (primarily contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002. Additionally, we substantially reduced our on-line business activities, and by the end of 2001, we had exited this business.

Working capital was $1.1 million and $1.8 million as of December 31, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily the result of the decrease in cash from funding operations. We have generated negative cash flows since our inception. As a result, we have financed our operations through the sale of our equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.8 million and $5.6 million as of December 31, 2002 and 2001, respectively.

During the first quarter of 2002, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. As of December 31, 2002, available borrowings under the credit facility were $3.1 million. As of December 31, 2002, we had no amounts outstanding under the revolving credit facility. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. During 2002, we paid $55,000 in commitment fees. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and liquidity. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of December 31, 2002, we were in compliance with the debt covenants of this credit facility.

We believe that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the first quarter of 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond the first quarter of 2004, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Impact of New Accounting Pronouncements

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on our financial statements upon adoption on January 1, 2002 as all previously existing goodwill had been amortized and written off in prior periods.

The following pro forma financial information reflects net loss and basic and diluted net loss per share as if goodwill was not subject to amortization for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2001
	2002	2001	2000
		(in thousands, except share data)
Reported net loss	$(6,932)	$(16,911)	$(60,679)
Add back: Goodwill amortization	—	338	11,552

Adjusted net loss	$(6,932)	$(16,573)	$(49,127)

Basic and diluted net loss per share:
Reported net loss per share	$(1.68)	$(4.11)	$(15.62)
Goodwill amortization per share	—	0.08	2.97

Adjusted net loss per share	$(1.68)	$(4.03)	$(12.65)

The reported net loss includes goodwill write-offs of approximately $7,208,000 and $22,964,000 for the years ended December 31, 2001 and 2000, respectively.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard had no impact on our financial statements upon adoption on January 1, 2002.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of Statement 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. We do not plan a change to the fair value based method of accounting for stock-based employee compensation and have adopted the disclosure provisions of this standard for the year ended December 31, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. As of December 31, 2002, available borrowings under the credit facility were $3.1 million. As of March 1, 2003, we had not borrowed any funds under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 7, 2002, our board of directors, based on the recommendation of our audit committee, approved the appointment of Grant Thornton LLP as our independent public accountants for the fiscal year ending December 31, 2002, to replace Arthur Andersen LLP as our independent auditors, effective as of August 7, 2002. Arthur Andersen ceased its auditing services in August 2002.

The consolidated financial statements of AmericasDoctor as of December 31, 2001 and 2000 and for each of the fiscal years in the two-year period ended December 31, 2001 were audited by Arthur Andersen, as stated in the copy of their report appearing in this Form 10-K. During our fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through August 7, 2002, there were no disagreements between us and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within our fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through August 7, 2002. The audit report of Arthur Andersen on the consolidated financial statements of AmericasDoctor as of and for the fiscal years ended December 31, 2001 and 2000, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During our fiscal years ended December 31, 2001 and 2000 and the subsequent interim period through August 7, 2002, we did not consult with Grant Thornton LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2003 annual meeting of stockholders of AmericasDoctor.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2003 annual meeting of stockholders of AmericasDoctor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2003 annual meeting of stockholders of AmericasDoctor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2003 annual meeting of stockholders of AmericasDoctor.

ITEM 14. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by AmericasDoctor in reports that it files or submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that AmericasDoctor’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in AmericasDoctor’s internal controls or in other factors that could significantly affect these controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

a.	See Index to Financial Information on page F-1.

b.	No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of March, 2003.

AMERICASDOCTOR, INC.

By:	/s/ DAVID R. ADAMOLI
David R. Adamoli Chief Financial Officer and Secretary

Each person whose signature appears below hereby constitutes and appoints C. Lee Jones and David R. Adamoli, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of and substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign AmericasDoctor, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and any and all amendments thereto, and to file the same, with all exhibits and schedules thereto, and other documents therewith, with the Securities and Exchange Commission, and hereby grants unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing necessary or desirable to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated below on the 24th day of March, 2003.

Signature	Title

/s/ C. LEE JONES	Chairman, President and Chief Executive Officer
C. Lee Jones	(Principal Executive Officer)

/s/ DAVID R. ADAMOLI	Chief Financial Officer and Secretary (Principal Financial
David R. Adamoli	Officer)

/s/ KEVIN T. WERNER*	Director of Accounting (Principal Accounting Officer)
Kevin T. Werner

/s/ FRED L. BROWN*	Director
Fred L. Brown

/s/ IRA KLIMBERG, M.D.*	Director
Ira Klimberg, M.D.

/s/ JOAN NEUSCHELER*	Director
Joan Neuscheler

/s/ ZUBEEN SHROFF*	Director
Zubeen Shroff

/s/ CHRISTOPHER STEIDLE, M.D.* Christopher Steidle, M.D.	Director

/s/ CLAUDIE E. WILLIAMS* Claudie E. Williams	Director

*By:	/s/ DAVID R. ADAMOLI
David R. Adamoli As Attorney-in-Fact

CERTIFICATION

I, C. Lee Jones, certify that:

1. I have reviewed this annual report on Form 10-K of AmericasDoctor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ C. LEE JONES
C. Lee Jones Chairman, President and Chief Executive Officer

CERTIFICATION

I, David R. Adamoli, certify that:

1. I have reviewed this annual report on Form 10-K of AmericasDoctor, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ DAVID R. ADAMOLI
David R. Adamoli Chief Financial Officer and Secretary

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of

AmericasDoctor, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of AMERICASDOCTOR, INC. AND SUBSIDIARY (a Delaware corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AmericasDoctor, Inc. and Subsidiary as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmericasDoctor, Inc. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

Grant Thornton LLP

Chicago, Illinois

March 5, 2003

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with AmericasDoctor, Inc. and Subsidiary’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheet as of December 31, 2000, and the consolidated statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 1999 have not been included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of

AmericasDoctor, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AMERICASDOCTOR, INC. AND SUBSIDIARIES (a Delaware corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Chicago, Illinois

March 15, 2002

AMERICASDOCTOR, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and 2001

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,774,228	$5,600,732
Accounts receivable, net of allowance for doubtful accounts of $405,193 and $704,890	13,025,473	13,566,426
Prepaid expenses	4,257,683	4,678,754

Total current assets	20,057,384	23,845,912

FIXED ASSETS:
Furniture and fixtures	1,227,058	1,227,058
Equipment	494,402	378,972
Computers and software	4,398,436	4,269,214
Leasehold improvements	583,110	565,305

	6,703,006	6,440,549
Less-Accumulated depreciation and amortization	(5,443,076)	(4,443,526)

Total fixed assets, net	1,259,930	1,997,023

OTHER ASSETS:
Other	23,741	23,859

Total other assets	23,741	23,859

	$21,341,055	$25,866,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,740,360	$2,778,218
Capital leases, current portion	3,219	19,102
Accrued investigator fees	8,957,530	9,589,415
Accrued wages and other	2,770,701	3,426,050
Deferred revenue	5,453,673	6,233,683

Total current liabilities	18,925,483	22,046,468

LONG-TERM LIABILITIES:
Capital leases, noncurrent portion	—	3,219
Other long-term liability	25,000	50,000

Total long-term liabilities	25,000	53,219

CONTINGENCIES AND COMMITMENTS	—	—

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized, 4,992,621 shares issued and outstanding	74,441,726	68,927,524

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share, 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 outstanding	3,435	3,435
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	685	685
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	228	228
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	30	30
Warrants to purchase common stock	54,593	54,593
Additional paid-in-capital	33,170,274	33,128,600
Accumulated deficit	(105,234,569)	(98,302,158)

	(72,005,324)	(65,114,587)
Treasury stock, at cost, 4,583 shares	(45,830)	(45,830)

Total stockholders’ deficit	(72,051,154)	(65,160,417)

	$21,341,055	$25,866,794

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR. INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
REVENUE	$49,381,137	$48,509,595	$54,291,056

EXPENSES:
Direct study costs	31,297,733	31,279,997	35,070,812
Selling, general and administrative	18,589,986	22,414,930	41,163,755
Class B common stock depreciation	—	(1,918,907)	(1,027,986)
Depreciation and amortization	1,006,462	1,559,593	12,990,120
Impairment of goodwill	—	7,208,289	22,963,919

Total expenses	50,894,181	60,543,902	111,160,620

OPERATING LOSS	(1,513,044)	(12,034,307)	(56,869,564)
OTHER INCOME, net	94,835	304,951	303,120

Loss before provision for income taxes	(1,418,209)	(11,729,356)	(56,566,444)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(1,418,209)	(11,729,356)	(56,566,444)
ACCRETION OF PREFERRED STOCK	5,514,202	5,181,181	4,112,771

Net loss applicable to common stock	$(6,932,411)	$(16,910,537)	$(60,679,215)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share
Class A	$(1.68)	$(4.11)	$(15.62)
Class B	(1.68)	(4.11)	(15.62)

Weighted average number of common shares outstanding
Class A	3,430,043	3,430,042	3,199,715
Class B	685,324	685,324	685,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2002, 2001 and 2000

	Common Stock				Convertible Preferred Stock				Warrants	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Deficit
	Class A ($.001 Par Value) (25,000,000 Shares Authorized)		Class B Convertible ($.001 Par Value) (685,324 Shares Authorized)		Series B ($.001 Par Value) (228,436 Shares Authorized)		Series E ($.001 Par Value) (30,164 Shares Authorized)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value				Number of Shares	Par Value
BALANCE, December 31, 1999	1,418,347	$1,419	685,324	$685	228,436	$228	30,164	$30	$712,640	$16,045,575	$(20,712,406)	(4,583)	$(5)	$(3,951,834)
Net loss	—	—	—	—	—	—	—	—	—	—	(56,566,444)	—	—	(56,566,444)
Compensatory stock options	—	—	—	—	—	—	—	—	—	73.141	—	—	—	73,141
Sale of common stock, net of expenses	12,292	12	—	—	—	—	—	—	—	75,090	—	—	—	75,102
Stock issued in connection with professional services provided	20,000	20	—	—	—	—	—	—	—	199,980	—	—	—	200,000
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(1,027,986)	—	—	—	(1,027,986)
Stock issued in connection with AmDoc purchase, net of expenses	1,914,208	1,914	—	—	—	—	—	—	—	19,613,536	—	—	—	19,615,450
Stock issued in connection with the conversion of the bridge note and accrued interest, net	69,772	70	—	—	—	—	—	—	—	628	—	—	—	698
Warrants exercised, net	6	—	—	—	—	—	—	—	(658,047)	75	—	—	—	(657,972)
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(4,112,771)	—	—	(4,112,771)

BALANCE, December 31, 2000	3,434,625	3,435	685,324	685	228,436	228	30,164	30	54,593	34,980,039	(81,391,621)	(4,583)	(5)	(46,352,616)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,729,356)	—	—	(11,729,356)
Compensatory stock options	—	—	—	—	—	—	—	—	—	21,630	—	—	—	21,630
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(1,918,907)	—	—	—	(1,918,907)
Warrants exercised, net	1	—	—	—	—	—	—	—	—	13	—	—	—	13
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(5,181,181)	—	—	(5,181,181)

BALANCE, December 31, 2001	3,434,626	$3,435	685,324	$685	228,436	$228	30,164	$30	$54,593	$33,082,775	$(98,302,158)	(4,583)	$(5)	$(65,160,417)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,418,209)	—	—	(1,418,209)
Compensatory stock options	—	—	—	—	—	—	—	—	—	41,674	—	—	—	41,674
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(5,514,202)	—	—	(5,514,202)

BALANCE, December 31, 2002	3,434,626	$3,435	685,324	$685	228,436	$228	30,164	$30	$54,593	$33,124,449	$(105,234,569)	(4,583)	$(5)	$(72,051,154)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,418,209)	$(11,729,356)	$(56,566,444)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities-
Depreciation and amortization	1,006,462	1,559,593	12,990,120
Impairment of goodwill	—	7,208,289	22,963,919
Loss on sale of fixed assets, net	—	—	679,364
Class B common stock depreciation	—	(1,918,907)	(1,027,986)
Compensatory stock options	41,674	21,630	73,141
Stock compensation for professional services	—	—	200,000
Accrued interest converted to preferred stock	—	—	754,512
Other	(6,912)	(7,795)	(20,381)
Changes in assets and liabilities, net of assets and liabilities acquired through acquisitions
Accounts receivable	540,953	3,232,554	234,382
Prepaid expenses	421,071	(462,248)	690,783
Other assets	118	7,500	73,759
Accounts payable	(1,037,858)	1,641,356	(2,216,274)
Accrued investigator fees	(631,885)	(3,250,898)	65,894
Accrued wages and other	(655,349)	(367,094)	1,874,258
Deferred revenue	(780,010)	523,193	172,460
Other liabilities	(25,000)	50,000	—

Net cash and cash equivalents used in operating activities	(2,544,945)	(3,492,183)	(19,058,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets	(262,457)	(181,407)	(1,165,116)
Proceeds from sale of fixed assets	—	—	71,300
Cash paid in AmDoc acquisition, net of cash received	—	—	(3,855,028)

Net cash and cash equivalents used in investing activities	(262,457)	(181,407)	(4,948,844)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	—	13	75,875
Proceeds from sale of preferred stock, net	—	—	33,378,361
Payments on capital leases and debt	(19,102)	(114,831)	(1,245,075)

Net cash and cash equivalents provided by (used in) financing activities	(19,102)	(114,818)	32,209,161

Net increase (decrease) in cash and cash equivalents	(2,826,504)	(3,788,408)	8,201,824
CASH AND CASH EQUIVALENTS, beginning of period	5,600,732	9,389,140	1,187,316

CASH AND CASH EQUIVALENTS, end of period	$2,774,228	$5,600,732	$9,389,140

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for-
Interest on capital leases and debt	$15,623	$7,051	$45,869
Taxes	18,451	2,363	25,188
Noncash investing activity
Common and preferred stock issued in connection with the acquisitions	—	—	26,321,128
Noncash financing activity
Preferred stock issued in connection with the conversion of the bridge note	—	—	4,500,000
Preferred stock issued in connection with the conversion of the liabilities	—	—	1,507,824
Conversion of warrants to redeemable preferred stock	—	—	658,047

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2002, 2001 and 2000

1. LINES OF BUSINESS

AmericasDoctor, Inc. and Subsidiary (“the Company”) is a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of December 31, 2002, the Company offered clinical research services through approximately 175 independently owned investigative sites operating in 32 states in the United States.

The Company was originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as “Affiliated Research Centers, Inc.,” as part of a recapitalization. On January 6, 2000, the Company’s wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. The merger is sometimes referred to as the “Merger” and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as “old AmDoc.” Following the Merger, old AmDoc became a wholly-owned subsidiary and changed its name to “AmericasDoctor Internet Operations, Inc.” and the combined company changed its corporate name to “AmericasDoctor.com, Inc.” In November 2001, the combined company changed its corporate name to “AmericasDoctor, Inc.”

In late 2001, the Company discontinued the provision of on-line services to hospitals. The Company’s current focus is on opportunities in its core business, research services. On December 9, 2002, the Company merged “AmericasDoctor Internet Operations, Inc.” with and into “AmericasDoctor, Inc.” under the name “AmericasDoctor, Inc.”

2. LIQUIDITY AND FUTURE OPERATIONS

Net cash used in operating activities was approximately $2.5 million, $3.5 million and $19.1 for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in operating activities decreased substantially in 2002 and 2001 due to the cost cutting measures (primarily contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002. Additionally, the Company substantially reduced its on-line business activities, and by the end of 2001, the Company had exited this business.

Working capital was approximately $1.1 million and $1.8 million as of December 31, 2002 and 2001, respectively. The decrease from 2001 to 2002 was primarily the result of the decrease in cash from funding operations.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.8 million and $5.6 million as of December 31, 2002 and 2001, respectively.

During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of the Company’s eligible receivables. At December 31, 2002, available borrowings under the credit facility were $3.1 million. At December 31, 2002, the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. During 2002, the Company paid $55,000 in commitment fees. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and liquidity. The credit agreement has a three-

year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of December 31, 2002, the Company was in compliance with the debt covenants.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the first quarter of 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond the first quarter of 2004, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of AmericasDoctor, Inc. and its wholly owned subsidiary from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all highly liquid investments purchased with an original maturity of three months or less. Such investments are stated at cost, which approximates fair value.

Fixed Assets

Fixed assets are recorded at cost. Capital leases are recorded at the present value of the future minimum lease payments at the date of purchase. Assets are depreciated using the straight-line method over their useful lives. The estimated useful lives are as follows:

Furniture and fixtures	5-7 years
Equipment	5 years
Computers and software	3-5 years

Leasehold improvements and fixed assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.

Maintenance and repairs are charged to operations as incurred and major improvements are capitalized. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts.

Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable.

When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. No such losses have been recognized to date.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases, as discussed in Note 5.

Goodwill was amortized through 2001 using the straight-line method over the asset’s useful life as follows:

Pacific Coast Clinical Coordinators, Inc.	25 years
AmericasDoctor, Inc.	3 years

The Company acquired Pacific Coast Clinical Coordinators, Inc. (“PC3”) in April 1998. PC3 generated net losses and negative cash each year since its acquisition. During 2000, the Company closed PC3’s headquarters and consolidated certain functions at corporate in an effort to reduce PC3’s operating costs and improve financial results. PC3 continued to lose money in 2001 and revenues also declined in 2001. In the fourth quarter of 2001, the Company entered into a separation agreement and general release with the vice president of operations at PC3 and closed additional facilities. Because of continued net losses and structural changes, the Company determined that the carrying amount of goodwill might not be recoverable. Management projected future cash flows to be generated by PC3 for the remaining life of the goodwill. As the total expected future cash flows were negative, the Company wrote off the remaining book value of the goodwill of approximately $7,208,000 at December 31, 2001.

During 2000, the Company wrote off approximately $22,964,000 of goodwill recorded in connection with the acquisition of Old AmDoc (see Note 5).

Advertising

All advertising costs are expensed as incurred. Advertising expenses were approximately $36,000, $785,000 and $1,302,000 in fiscal 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items.

Revenue Recognition

Revenue is generated from contracts with sponsors and hospitals. Revenue on each contract (“study revenue”) is recognized as the qualified patient visits occur or the service is provided. The Company’s service agreements with the investigative sites (“Sites”) provide that a percentage of the contract amount will be paid to the Sites as investigator fees. The percentage of fees paid to the investigator sites varies by contract depending on the level of services that the Company provides. As study revenue is recognized, the investigator fees to Sites are recognized as costs and amounts to be paid to the Sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to Sites are classified as prepaid expenses until services are performed.

In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and SAB 101, “Revenue Recognition in Financial Statements,” the Company recognizes its study revenue on a gross basis as it acts as a principal in such transactions, can influence price, is involved in the product specifications and has credit risk.

Accounts Receivable

Accounts receivable result from services provided to sponsors and hospitals and are recorded based upon patient visits, as stipulated in the contracts. A portion of the accounts receivable balance represents amounts that are not due from the sponsors until the sponsors complete a verification of the patient visit. Credit is extended based on evaluation of a customers’ financial condition and collateral is not required. Amounts received in advance of services being performed are reflected as deferred revenue.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provides allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. The allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 are as follows:

Description	Balance at Beginning of Period	Additions to Reserve	Write-Offs on Accounts	Balance at End of Period
2000	$675,762	$394,456	$(594,702)	$475,516
2001	475,516	503,239	(273,865)	704,890
2002	704,890	93,965	(393,662)	405,193

Concentration of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. No one customer accounted for greater than 10% of revenue for the years ended December 31, 2002, 2001 and 2000. The Company does not require collateral or other security to support customers’ receivables. The Company conducts periodic reviews of its customers’ financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting (“SFAS”) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Accounting for Stock-Based Compensation

At December 31, 2002, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans, which are described more fully in Note 8. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The Company accounts for the non-employee plans under the recognition and measurement principals of SFAS No. 123, “Accounting for Stock-Based Compensation.” The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee incentives.

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(6,932,411)	$(16,910,537)	$(60,679,215)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(440,822)	(1,538,372)	(3,324,063)

Pro forma net loss	$(7,373,233)	$(18,448,909)	$(64,003,278)

Loss per share:
Basic and diluted – as reported	$(1.68)	$(4.11)	$(15.62)

Basic and diluted – pro forma	$(1.79)	$(4.48)	$(16.47)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.8%	5.1%	5.1%
Volatility factor	66.0%	66.0%	66.0%
Expected life in years	10	10	7

New Accounting Pronouncements

SFAS No. 142, “Goodwill and Other Intangible Assets,” eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. This standard had no impact on our financial statements upon adoption on January 1, 2002 as all previously existing goodwill had been amortized and written off in prior periods.

The following pro forma financial information reflects net loss and basic and diluted net loss per share as if goodwill was not subject to amortization for the years ended December 31, 2002, 2001 and 2000:

	Year Ended December 31, 2001
	2002	2001	2000
	(in thousands, except share data)
Reported net loss	$(6,932)	$(16,911)	$(60,679)
Add back: Goodwill amortization	—	338	11,552

Adjusted net loss	$(6,932)	$(16,573)	$(49,127)

Basic and diluted net loss per share:
Reported net loss per share	$(1.68)	$(4.11)	$(15.62)
Goodwill amortization per share	—	0.08	2.97

Adjusted net loss per share	$(1.68)	$(4.03)	$(12.65)

The reported net loss includes goodwill write-offs of approximately $7,208,000 and $22,964,000 for the years ended December 31, 2001 and 2000, respectively.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. This standard had no impact on our financial statements upon adoption on January 1, 2002.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. The Company does not plan a change to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure provisions of this standard for the year ended December 31, 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) for federal income tax purposes of approximately $73.0 million, $70.7 million and $62.8 million through the years ended December 31, 2002, 2001 and 2000, respectively; accordingly, no federal income tax provision has been recorded for the periods and there are no taxes payable at December 31, 2002. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2008 through 2022. As such, the Company has recorded a full valuation allowance against net deferred tax assets.

At December 31, 2002, deferred income taxes consisted of the following (in thousands):

	2002	2001	2000
Net operating loss carry forward	$29,193	$28,263	$25,107
Stock appreciation	—	—	685
Start up costs	—	—	547
Accrued expenses	96	248	477
Reserves	78	253	187
Leasehold improvements and equipment	378	308	257
Other	47	36	82

Total	29,792	29,108	27,342
Less – Valuation allowance	(29,792)	(29,018)	(27,342)

Net deferred tax assets	$0	$0	$0

A reconciliation between the statutory and federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31, is as follows:

	2002	2001	2000
Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)
State taxes	(6.0)	(6.0)	(6.0)
Goodwill impairment	0.0	1.1	16.2
Goodwill amortization	0.0	24.6	8.2
Other	2.6	(0.8)	0.0
Valuation allowance	37.4	15.1	15.6

Effective income tax rate	0%	0%	0%

5. ACQUISITION

AmericasDoctor.com, Inc. (“old AmDoc”)

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

The Company accrued restructuring and other charges of $1.8 million in the goodwill calculation. These charges related to the Company’s alignment of operations and product lines with the consolidation plans for the same areas. Approximately $1.5 million related to the reduction of staff and the consolidation of operations, including severance and office lease termination costs, and the remaining $0.3 million of the charges relate to the elimination of old AmDoc’s e-commerce business. For the year ended December 31, 2000, all of the charges related to the elimination of the e-commerce business were expended; approximately $1.1 million of the charges related to the severance and office lease termination costs were expended. The remaining $0.4 million of severance costs was expended in 2001.

The Company acquired old AmDoc to focus on three web-related initiatives:

Web patient recruitment – recruit patients for clinical trials over the web;

New drug marketing – utilizing the Internet platform and Affiliated Research Center’s knowledge of the pharmaceutical industry to create a new business-to-business model to promote new drugs;

Hospital marketing – a sponsored chat service that enables consumers to have live on-line, one-on-one chats with doctors and other healthcare professionals.

In December 2000, based on market trends and management’s assessment of market conditions, the web patient recruitment and new drug marketing programs that the Company intended to conduct through the businesses acquired in the Merger were abandoned. In addition, it was determined that net cash flows from the remaining old AmDoc hospital marketing business would likely be negative over the next three years. This business was discontinued in 2001. Accordingly, all unamortized goodwill (approximately $22,964,000) associated with the acquisition of old AmDoc was written off as of December 31, 2000.

6. DEBT, COMMON STOCK, REDEEMABLE PREFERRED STOCK, PREFERRED STOCK AND STOCK WARRANTS

Debt

On October 30, 1998, November 24, 1998, and May 21, 1999, the Company executed convertible promissory notes in favor of each of the holders of Series A preferred stock. The Company also issued warrants to purchase 34,000 shares of Class A common stock to the issuers of a bridge loan at the inception of the loan. The aggregate principal amount outstanding under these notes was $4.5 million. The notes bore interest at the rate of 10% per annum. Immediately prior to the January 6, 2000 merger with old AmDoc the note holders elected to convert, in full satisfaction of the Company’s obligations thereunder, the $4.5 million outstanding principal, plus interest and warrants, into an aggregate of 419,580 shares of the Company’s new Series A-5 preferred stock.

Additionally, in connection with the execution of the convertible promissory notes and the extension of their maturity from April 30, 1999 through the effective date of the Merger, the Company issued to the note holders additional Class A common stock warrants to purchase 35,772 (an aggregate of 69,772) shares of the Company’s Class A common stock. These warrants, which were exercisable at a price of $.01 and expired five years from their date of issuance, were fully exercised by the holders prior to the Merger.

Common Stock

The Company has two classes of common stock, Class A common stock (“Class A Stock”) and Class B common stock (“Class B Stock”), as discussed in Note 7.

Preferred Stock

In connection with the Merger, the Company created five sub-series of Series A preferred stock. Old AmDoc preferred shares were exchanged for Series A-1, A-2 or A-3 shares. Holders of Series A preferred stock of the Company converted their shares for 888,889 Series A-4 shares and Series A-5 shares were exchanged in connection with the conversion of the promissory note. The warrants were exercised and converted into 80,000 shares of the Company’s Series A-5 preferred stock. All shares of Series A preferred stock are convertible into Class A common stock at any time at the election of the holder or upon an initial public offering at the liquidation value ($26.51, $50.13, $8.40, $11.25 and $7.90 per share, all subject to adjustment, for the Series A-1, A-2, A-3, A-4 and A-5, respectively). The conversion is subject to adjustment pursuant to certain anti-dilution provisions. Holders of Series A preferred stock are entitled to one vote for each share of Class A common stock into which their shares are convertible. At any time after March 27, 2005, with a 66 2/3% vote of Series A-2, A-3, A-4 and A-5, the holders of Series A preferred stock may require the Company to redeem the shares at the liquidation value plus an amount equal to the cumulative amount of unpaid dividends if such dividends had accrued at a rate of 8% per annum on the liquidation value. Series A preferred stock is being accreted to its redemption value. As these shares are redeemable outside the control of the Company, they are shown separately outside the stockholders’ deficit section in the accompanying consolidated balance sheet.

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

The Series B contingent convertible preferred stock issued in connection with the PC3 merger has a preference of $.01 upon liquidation, has limited voting rights and is convertible into Class A common stock upon the occurrence of a public offering of its securities, a sale, merger or consolidation with or into another company, or a liquidation (“Triggering Event”).

On December 30, 1999, the Company issued an aggregate of 30,164 shares of its Series E convertible preferred stock and warrants to purchase up to an aggregate of 10,054 shares of its Class A common stock pursuant to a private placement memorandum for gross proceeds of $377,000. A total of seven Class A common stock warrants have been exercised – one was exercised in 2001 and six were exercised in 2000.

For the year ended December 31, 2000, the Company incurred costs of $796,000 in connection with the sale of common stock, preferred stock and stock warrants. These costs primarily represented legal and state filing fees and were netted against the proceeds from the issuance of the stock.

The following is a summary of the characteristics of the different classes of stock issued:

Rights and	Common		Preferred
Preferences	A	B	A	B	E
Voting	X		X		X
Convertible into Class A Common		X	X	X	X
Redeemable			X
Liquidation Preference			X	X	X
Dividend Rights			X

7. RELATED PARTIES

The Company maintains an equity structure, which enables the investigative sites (“Sites”) to potentially participate in the equity appreciation of the Company commensurate with their individual contributions to the Company’s success. The Company has two classes of common stock, Class A common stock (“Class A Stock”) and Class B common stock (“Class B Stock”). Class B Stock is held by a limited liability company (“LLC”) established for the benefit of the Company’s Sites.

Until the Company effects a Triggering Event (as discussed in Note 6), the Class B Stock will have no right to vote. The Class B Stock will be held by the LLC and the Sites will have no right to receive the shares of Class B Stock until after a Triggering Event. Upon a Triggering Event, the Class B Stock will convert into 685,324 shares of Class A Stock, which will be available to the LLC for distribution to the Sites.

These shares will be distributed to the Sites according to their ownership interest, which is determined through a formula based on their respective percentage of total research revenue generated. Because the Sites that have signed a clinical research service agreement continuously earn the shares, the Company accounts for the Class B shares and LLC interests as a variable stock plan and accordingly, re-measures the value of these interests at each balance sheet date. The value of the Class B shares is highly judgmental and is based upon an independent appraisal. The annual increase or decrease in the value of these interests is reflected in the accompanying consolidated statements of operations as an expense and in the Statements of Stockholders’ Deficit as additional paid-in capital.

During 2000, the Company amended an agreement with a stockholder of the Company related to the stockholder’s management of the Company’s on-line call center. As part of the agreement, the Company paid a monthly access fee of $50,000. In addition to the monthly access fee, the Company paid the stockholder a per-chat fee of $9 to $10 depending on volume. The Company incurred expenses as part of the call center agreement of $1.5 million and $4.1 million for the years ended December 31, 2001 and 2000, respectively. The Company discontinued the on-line call center and terminated the contract in 2001.

The Company incurred expenses from a stockholder as part of a consulting agreement relating to online patient recruitment of $2.5 million for the year ended December 31, 2000. The consulting agreement was terminated in December 2000.

8. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has stock incentive plans for directors, consultants and network founders (the “Plans”) which provide for the granting of options to purchase Class A Stock over a period not to exceed 10 years. Under the terms of the Plans, the option price cannot be less than 85% of the fair market value at the date of grant and options generally vest over 4 years. There is no established public trading market for the Company’s Class A Stock.

The Company has employee stock incentive plans (the “Employee Plans”) which provide for the granting of options to eligible employees to purchase Class A Stock over a period not to exceed 10 years. Options are granted at not less than fair value and may be issued under the Employee Plans until 2006.

A total of 2,979,446 shares have been reserved for issuance under the Plans until 2006.

Information regarding these option plans for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise
Options outstanding, beginning of period	1,602,682	$10.87	1,631,535	$10.73	785,866	$4.05
Options exercised	—	—	—	—	(12,292)	6.40
Options granted	146,050	2.45	137,250	10.00	1,571,610	17.48
Options canceled	(519,445)	9.69	(7,000)	12.50	—	—
Options forfeited	(59,919)	7.45	(159,103)	8.57	(713,649)	18.12

Options outstanding, end of period	1,169,368	$10.52	1,602,682	$10.87	1,631,535	$10.73

Options exercisable	1,064,570	$10.93	1,186,265	$11.46	1,018,462	$12.05
Weighted average fair value of options granted during the period	$1.51		$7.72		$7.36
Options available for grant at end of period	1,796,736		1,345,789		1,316,936

The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$ 1.25 — $ 5.00	671,771	6.2	$2.58	622,119	$2.60
$ 5.01 — $ 10.00	452,526	5.6	9.44	397,380	9.37
$10.01 — $179.87	45,071	6.1	139.63	45,071	139.63

	1,169,368	6.0	10.52	1,064,570	10.93

Subsequent to year-end, the Company issued options to purchase 1,422,645 shares of Class A common stock to employees. As of March 5, 2003, the Company’s current employees control approximately 1.8 million outstanding options or 14.9% of the Company’s fully diluted shares.

9. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. 5,251,221 outstanding preferred stock shares, 1,169,368 outstanding stock options and 22,291 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share for fiscal 2002 because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic net loss per share for the periods ended December 31, 2002, 2001 and 2000:

	2002			2001			2000
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available Class A Stockholders	$5,777,970	3,430,043	$1.68	$14,094,458	3,430,042	$4.11	$49,975,353	3,199,715	$15.62
Class B Stockholders	$1,154,441	685,324	$1.68	$2,816,079	685,324	$4.11	$10,703,862	685,324	$15.62

10. LEGAL MATTERS

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or result of operations.

11. 401(k) RETIREMENT SAVINGS PLAN AND TRUST

The Company has a Cash Deferral Arrangement under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1997, and at its discretion, the Company matches 100% of employee contributions up to 3% of the employee’s annual compensation. The Company’s contributions to the Plan were approximately $236,000, $264,000 and $273,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

12. LEASE ARRANGEMENTS AND RENT EXPENSE

The Company has entered into operating lease agreements for office space and office equipment. In addition, the Company has capital leases for computers, furniture and equipment in connection with the expansion of its offices. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2002:

Year	Operating Leases	Capital Lease Obligations
2003	$867,635	$3,275
2004	752,753	—
2005	571,270	—
2006	587,178	—
2007	607,729	—
2008 and thereafter	1,280,015	—

Total future minimum lease commitments	$4,666,580	3,275

Less – Interest		(56)

		$3,219

The Company has operating leases expiring at various dates through December 2009. Certain leases contain escalation clauses based upon inflation. Total rent expense relating to operating leases was approximately $1,034,000, $1,178,000 and $1,550,000 for the years ended December 31, 2002, 2001 and 2000, respectively, net of sublease income of approximately $90,000, $76,000 and $189,000, respectively. The total minimum rentals to be received in the future under noncancellable subleases are $176,000 as of December 31, 2002.

13. EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain officers. Such agreements provide for annual base salary, stock options, severance packages and in some instances discretionary bonuses and payments in the event of termination without cause.

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2002 Quarters
Net revenue	$13,277	$13,315	$11,875	$10,914
Loss from operations	(186)	(319)	(230)	(778)
Net loss	(148)	(292)	(216)	(762)
Basic and diluted net loss per common share:
Class A	$(0.37)	$(0.41)	$(0.38)	$(0.52)
Class B	(0.37)	(0.41)	(0.38)	(0.52)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2001 Quarters
Net revenue	$13,414	$11,607	$11,031	$12,458
Loss from operations	(1,727)	(1,618)	(1,390)	(7,299)
Net loss	(1,575)	(1,548)	(1,417)	(7,189)
Basic and diluted net loss per common share:
Class A	$(0.70)	$(0.69)	$(0.66)	$(2.06)
Class B	(0.70)	(0.69)	(0.66)	(2.06)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2000 Quarters
Net revenue	$13,713	$14,548	$12,478	$13,552
Loss from operations	(9,058)	(9,879)	(8,071)	(29,862)
Net loss	(9,484)	(9,574)	(7,768)	(29,740)
Basic and diluted net loss per common share:
Class A	$(2.98)	$(2.81)	$(2.27)	$(7.56)
Class B	(2.98)	(2.81)	(2.27)	(7.56)

Exhibit Index

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to AmericasDoctor’s Registration Statement on Form 10 filed on April 26, 2001 (File No. 0-32601) (the “Form 10”))

3.2

Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor.com, Inc. to AmericasDoctor, Inc. (incorporated by reference to Exhibit 3.2 to AmericasDoctor’s Annual Report on Form 10-K filed on March 28, 2002 (File No. 0-32601) (the “Form 10-K”))

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

4.1

Amended and Restated Registration Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10)

i

Exhibit No.	Description

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

4.8

Amendment No. 2 to Investor Rights Agreement and Consent, dated as of June 1, 2001, among AmericasDoctor.com, Inc. and LHC Corporation, Galen Associates, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P. and TD Javelin Capital Fund, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-K)

10.1*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10)

10.2*	Form of Stock Option Agreement under the Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10)

10.3*	Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

10.4*	Form of Stock Option Agreement under the Amended and Restated 1996 Director Stock Option (incorporated by reference to Exhibit 10.4 to the Form 10)

10.5*	1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.5 to the Form 10)

10.6*	Form of Stock Option Agreement under the 1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.6 to the Form 10)

ii

Exhibit No.	Description

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

10.11*	Employment, Confidentiality and Non-Competition Agreement, dated as of May 11, 2000, between AmericasDoctor.com, Inc. and Marc Grove (incorporated by reference to Exhibit 10.19 to the Form 10)

10.12	Office Lease Agreement, dated April 29, 1997, between Affiliated Research Centers, Inc. and T.R.L.P. (incorporated by reference to Exhibit 10.20 to the Form 10)

10.13

Revolving Credit and Security Agreement, dated as of March 15, 2002, among AmericasDoctor, Inc., AmericasDoctor.com Coordinator Services, Inc., AmericasDoctor Internet Operations, Inc. and CapitalSource Finance LLC (incorporated by reference to Exhibit 10.20 to the Form 10-K)

10.14*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of November 18, 2002, between AmericasDoctor, Inc. and Carl Derenfeld

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Form 10)

23.1	Consent of Independent Public Accountants

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management Contract or Compensatory Plan

iii