Form 10-Q
period 2003-03-31
AMERICASDOCTOR INC
filed 2003-05-12
CIK 1088000

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

Yes [X]  No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]  No [X]

At May 1, 2003, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

                         PART 1. FINANCIAL INFORMATION

         Item 1. Financial Statements

                       AMERICASDOCTOR, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited, in thousands, except share data)

                                                                                            March 31,         December 31,
                                       ASSETS                                                 2003                2002
--------------------------------------------------------------------------------------    ------------        ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                               $   2,312           $   2,774
     Accounts receivable, net of allowance for doubtful accounts of $365 and $405               12,182              13,025
     Prepaid expenses                                                                            3,913               4,258
                                                                                          ------------        ------------
                  Total current assets                                                          18,407              20,057
                                                                                          ------------        ------------
FIXED ASSETS:
     Cost                                                                                        6,741               6,703
     Less - Accumulated depreciation and amortization                                           (5,601)             (5,443)
                                                                                          ------------        ------------
                  Total fixed assets, net                                                        1,140               1,260
                                                                                          ------------        ------------
OTHER ASSETS:
     Other                                                                                          26                  24
                                                                                          ------------        ------------
                  Total other assets                                                                26                  24
                                                                                          ------------        ------------
                                                                                             $  19,573           $  21,341
                                                                                          ============        ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------
CURRENT LIABILITIES:
     Accounts payable                                                                        $   1,759           $   1,740
     Capital leases                                                                                 41                   3
     Accrued investigator fees                                                                   8,771               8,957
     Accrued wages and other                                                                     2,579               2,771
     Deferred revenue                                                                            4,704               5,454
                                                                                          ------------        ------------
                  Total current liabilities                                                     17,854              18,925
                                                                                          ------------        ------------

LONG-TERM LIABILITIES:
     Other long-term liability                                                                      25                  25
                                                                                          ------------        ------------
                  Total long-term liabilities                                                       25                  25
                                                                                          ------------        ------------

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
     Series A redeemable convertible preferred stock, par value $0.001 per share;
       9,741,400 shares authorized; 4,992,621 shares issued and outstanding                     75,942              74,442
                                                                                          ------------        ------------

STOCKHOLDERS' DEFICIT:
     Class A common stock, par value $0.001 per share; 25,000,000 shares authorized;
       3,434,626 shares issued and 3,430,043 shares outstanding                                      3                   3
     Class B convertible common stock, par value $0.001 per share; 685,324 shares
       authorized, issued and outstanding                                                            1                   1
     Series B convertible preferred stock, par value $0.001 per share; 228,436
       shares authorized, issued and outstanding                                                    --                  --
     Series E convertible preferred stock, par value $0.001 per share; 30,164 shares
       authorized, issued and outstanding                                                           --                  --
     Warrants to purchase common stock                                                              55                  55
     Additional paid-in-capital                                                                 33,182              33,170
     Accumulated deficit                                                                      (107,443)           (105,234)
                                                                                          ------------        ------------
                                                                                               (74,202)            (72,005)
     Treasury stock, at cost, 4,583 shares                                                         (46)                (46)
                                                                                          ------------        ------------
                  Total stockholders' deficit                                                  (74,248)            (72,051)
                                                                                          ------------        ------------
                                                                                             $  19,573           $  21,341
                                                                                          ============        ============

     See accompanying notes to condensed consolidated financial statements

                       AMERICASDOCTOR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                            2003           2002
                                                                        -----------    -----------
REVENUE                                                                 $    11,019    $    13,277
                                                                        -----------    -----------
EXPENSES:
   Direct study costs                                                         7,012          8,408
   Selling, general and administrative                                        4,545          4,781
   Depreciation and amortization                                                174            274
                                                                        -----------    -----------
                Total expenses                                               11,731         13,463
                                                                        -----------    -----------
OPERATING LOSS                                                                 (712)          (186)

OTHER INCOME, net                                                                 4             38
                                                                        -----------    -----------
   Loss before provision for income taxes                                      (708)          (148)

PROVISION FOR INCOME TAXES                                                       --             --
                                                                        -----------    -----------
NET LOSS                                                                       (708)          (148)

ACCRETION OF PREFERRED STOCK                                                  1,500          1,379
                                                                        -----------    -----------
   Net loss applicable to common stockholders                           $    (2,208)   $    (1,527)
                                                                        ===========    ===========

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
    Loss per common share-                                              $     (0.54)   $     (0.37)
      Class A                                                                 (0.54)         (0.37)
                                                                        ===========    ===========
      Class B

    Weighted average number of common shares outstanding-
      Class A                                                             3,430,043      3,430,043
      Class B                                                               685,324        685,324
                                                                        ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                       AMERICASDOCTOR, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                                   Three Months Ended
                                                                                                       March 31,
                                                                                          --------------------------------
                                                                                             2003                 2002
                                                                                          -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                             $      (708)        $       (148)
     Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
       Depreciation and amortization                                                              174                  274
       Compensatory stock options                                                                  12                   39
       Other                                                                                      (17)                  --
       Changes in assets and liabilities, net                                                      77               (1,168)
                                                                                          -----------         ------------
           Net cash and cash equivalents used in operating activities                            (462)              (1,003)
                                                                                          -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets, net                                                               (38)                 (35)
                                                                                          -----------         ------------
           Net cash and cash equivalents used in investing activities                             (38)                 (35)
                                                                                          -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds (payments) on capital leases, net                                                    38                   (4)
                                                                                          -----------         ------------
           Net cash and cash equivalents used in financing activities                              38                   (4)
                                                                                          -----------         ------------
           Net decrease in cash and cash equivalents                                             (462)              (1,042)

CASH AND CASH EQUIVALENTS, beginning of period                                                  2,774                5,601
                                                                                          -----------         ------------
CASH AND CASH EQUIVALENTS, end of period                                                  $     2,312         $      4,559
                                                                                          ===========         ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for
       Interest on capital leases                                                         $         2         $          1
       Taxes                                                                                        2                    1
                                                                                          ===========         ============

     See accompanying notes to condensed consolidated financial statements.

                       AMERICASDOCTOR, INC. AND SUBSIDIARY
                    UNAUDITED NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor, Inc. (the "Company") have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K.

2.   Liquidity and Future Operations

     Net cash used in operating activities was approximately $0.5 million and $1.0 million for the three months ended March 31, 2003 and 2002, respectively. Cash used in operating activities decreased substantially in the three months ended March 31, 2003 due to changes in working capital (primarily accounts receivable).

     Working capital was approximately $0.6 million and $1.1 million as of March 31, 2003 and December 31, 2002, respectively. The decrease from December 31, 2002 to March 31, 2003 was primarily the result of the decrease in cash from funding operations.

     The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.3 million and $2.8 million as of March 31, 2003 and December 31, 2002, respectively.

     During the first quarter of 2002 and amended in the first quarter of 2003, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of the Company's eligible receivables. At March 31, 2003, available borrowings under the credit facility were $3.2 million, and the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. The Company paid $18,000 and $40,000 in commitment fees during the quarter ended March 31, 2003 and 2002, respectively. Borrowings under this agreement are secured by substantially all of the Company's assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of March 31, 2003, the Company was in compliance with the debt covenants.

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

3.   Net Losses Per Share

     Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended March 31, 2003, 5,251,221 outstanding preferred stock shares, 2,785,899 outstanding stock options and 22,291 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

     The following is a reconciliation of the Company's basic and diluted net loss per share for the quarter ended March 31, 2003 and 2002 (unaudited, in thousands, except share data):

                                                                Quarter Ended March 31,
                                  -----------------------------------------------------------------------------------
                                                   2003                                       2002
                                  ----------------------------------------   ----------------------------------------
                                                Number of      Per Share                    Number of     Per Share
                                  Net Loss       Shares          Amount       Net Loss       Shares         Amount
                                  -----------------------------------------------------------------------------------
Net loss available to:
   Class A stockholders              $(1,840)     3,430,043        $(0.54)      $(1,273)      3,430,043       $(0.37)

   Class B stockholders                 (368)       685,324         (0.54)         (254)        685,324        (0.37)

4.   New Accounting Pronouncements

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure provisions of this standard.

     At March 31, 2003, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation," to stock-based employee incentives (unaudited, in thousands, except share data):

                                                                     Quarter Ended March 31
                                                                 ------------------------------
                                                                      2003              2002
                                                                 -------------     ------------
           Net loss, as reported                                      $(2,208)         $(1,527)
           Deduct: Total stock-based employee compensation
              expense determined under fair value based
              method for all awards, net of related tax
              effects                                                    (832)            (108)
                                                                 ------------      -----------
           Pro forma net loss                                         $(3,040)         $(1,635)
                                                                 ============      ===========

           Loss per share:
                    Basic and diluted - as reported                   $ (0.54)         $ (0.37)
                                                                 ============      ===========

                    Basic and diluted - pro forma                     $( 0.74)         $ (0.40)
                                                                 ============      ===========

     The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

         For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended March 31, 2003 and 2002:

                                               2003              2002
                                           ------------      ------------
           Dividend yield                          0.0%              0.0%
           Risk-free interest rate                 3.9%              4.8%
           Volatility factor                      66.0%             66.0%
           Expected life in years                    10                10
                                           ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of May 1, 2003, we offered clinical research services through approximately 175 independently owned investigative sites encompassing approximately 500 principal investigators, with over 1,400 total physicians, operating in 32 states in the United States.

         We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware. On January 6, 2000, our wholly owned subsidiary merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. In this report, the merger is sometimes referred to as the "Merger" and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as "Old AmDoc." Following the Merger, Old AmDoc became our wholly owned subsidiary and changed its name to "AmericasDoctor Internet Operations, Inc." and we changed our corporate name to "AmericasDoctor.com, Inc." In November 2001, we changed our corporate name to "AmericasDoctor, Inc." In December 2002, Old AmDoc was merged into us.

         We have built a network of approximately 175 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations located throughout the world. Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2002, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

     As of May 1, 2003, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

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

     In 1998, we acquired AmericasDoctor.com Coordinator Services, Inc. (formerly Pacific Coast Clinical Coordinators, Inc.), a Washington based company that provided investigative sites with study coordinators who worked directly with physicians in the conduct of clinical research trials and provided on-site administrative and management services. To date, the net cash flows from the AmericasDoctor Coordinator Services acquisition have been negative. In 2001, it was determined that future net cash flow would likely be negative over the next three years. Accordingly, all unamortized goodwill ($7,208,000) associated with the acquisition was written off as of December 31, 2001.

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

Critical Accounting Policies

     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

                    .    Revenue recognition;

                    .    Allowance for doubtful accounts;

                    .    Impairment of long-lived assets; and

                    .    Accounting for income taxes.

     In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our audit committee. See the unaudited notes to consolidated financial statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

Revenue Recognition

     Revenue is generated from contracts with sponsors. Revenue on each contract, or study revenue, is recognized as the qualified patient visits occur or the service is provided. Our service agreements with the investigative sites provide that a percentage of the contract amount will be paid to the sites as investigator fees. The percentage of fees paid to the investigator sites varies by contract depending on the level of services that we provide. As study revenue is recognized, the investigator fees to investigative sites are recognized as costs and amounts to be paid to the sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to sites are classified as prepaid expenses until services are performed.

     In accordance with Emerging Issues Task Force recommendation 99-19 and Staff Accounting Bulletin SAB 101, we recognize our study revenue on a gross basis as we act as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

Allowance for Doubtful Accounts

     We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer's current ability to pay its obligation and the condition of the general economy and the industry as a whole. We make judgments as to our ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

Impairment of Long-lived Assets

     Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable. When these events occur, we compare the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is typically calculated using discounted expected future cash flows.

Accounting for Income Taxes

     We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     We have incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date, and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2008 through 2022. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Quarterly Results

First Quarter 2003 Compared to First Quarter 2002

     Revenues were $11.0 million in the quarter ended March 31, 2003 compared to $13.3 million in the quarter ended March 31, 2002, a decrease of $2.3 million, or 17.0%. The decrease in revenue recognized in 2003 compared to 2002 was the result of a decrease in new contracts and study delays. The economic slow down and a downturn in research and development spending from certain biotech companies had a negative impact on new contracts during the fourth quarter 2002. Additionally, customers, at their discretion, delayed a number of new contract start-ups until the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry. Initial revenue recognition generally lags new contract execution by approximately 75 days due to certain regulatory and patient recruitment initiatives. Therefore, the previous quarter's new contracts generally have a direct impact on the current quarter's revenue. New contracts entered into during the fourth quarter 2002 decreased by $5.2 million, or 27.3%, as compared to the fourth quarter of 2001.

     Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $7.0 million in the first quarter 2003 compared to $8.4 million in the first quarter 2002, a decrease of $1.4, or 16.6%. The decrease in direct study costs resulted from the decrease in revenues discussed above.

     Selling, general and administrative costs were $4.5 million in the first quarter 2003 compared to $4.8 million in the first quarter 2002, a decrease of $0.3 million, or 4.9%. The majority of the decrease was attributable to cost reductions in the areas of marketing ($0.1 million), information technology ($0.1 million) and research operations ($0.1 million) due to structural changes.

     Depreciation and amortization expenses decreased to $0.2 million in the first quarter 2003 compared to $0.3 million in the first quarter 2002. This decrease resulted from certain fixed assets becoming fully depreciated.

     The operating loss increased to $0.7 million in the first quarter 2003 compared to $0.2 million in the first quarter 2002. As discussed above, the $0.5 million increase is driven by the $2.3 decrease in revenues, which was offset by a $1.8 million reduction in operating expenses.

Liquidity and Capital Resources

     Net cash used in operating activities was approximately $0.5 million for the three months ended March 31, 2003 and $1.0 million for the three months ended March 31, 2002. Cash used in operating activities decreased substantially in the three months ended March 31, 2003 due to changes in working capital (primarily accounts receivable).

     Working capital was approximately $0.6 million as of March 31, 2003 and $1.1 million as of December 31, 2002. The decrease from December 31, 2002 to March 31, 2003 was primarily the result of the decrease in cash from funding operations.

     We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.3 million as of March 31, 2003 and $2.8 million as of December 31, 2002.

     During the first quarter of 2002, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At March 31, 2003, available borrowings under the credit facility were $3.2 million, and we had no amounts outstanding on the revolving credit agreement. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. We paid $18,000 in commitment fees during the quarter ended March 31, 2003. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of March 31, 2003, we were in compliance with the debt covenants.

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

Impact of New Accounting Pronouncements

     SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. We do not plan to change to the fair value based method of accounting for stock-based employee compensation and have adopted the disclosure provisions of this standard.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At March 31, 2003, available borrowings under the credit facility were $3.2 million, and we had not borrowed any funds under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

Item 4. Controls and Procedures

     We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by AmericasDoctor in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that AmericasDoctor's disclosure controls and procedures are effective.

     Subsequent to the date of their evaluation, there have been no significant changes in AmericasDoctor's internal controls or in other factors that could significantly affect these controls.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     In lieu of an annual meeting of stockholders, stockholders representing a majority of the issued and outstanding shares of our voting securities, elected the following individuals to our board of directors by written consent dated April 9, 2003:

           .     Fred L. Brown;
           .     Ira Klimberg, M.D.;
           .     C. Lee Jones;
           .     Joan Neuscheler;

           .    Zubeen Shroff;
           .    Christopher Steidle, M.D.; and
           .    Claudie E. Williams.

     All of the above listed individuals were re-elected as members of our board of directors. For further information, see the Schedule 14C filed by AmericasDoctor on April 25, 2003 (File No. 0-32601) with the Securities and Exchange Commission, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(A)    Exhibits

       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)    Reports on Form 8-K during the quarter ended March 31, 2003

       None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICASDOCTOR, INC.


                                  By: /s/ David R. Adamoli
                                      ------------------------------------------
Date: May 12, 2003                    David R. Adamoli
                                      Chief Financial Officer and Secretary
                                      Duly Authorized Officer and Principal
                                      Financial Officer

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

     Date: May 12, 2003      /s/ C. Lee Jones
                             -------------------------------------------
                             C. Lee Jones
                             Chairman, President and Chief Executive Officer

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

Date: May 12, 2003           /s/ David R. Adamoli
                             -------------------------------------------
                             David R. Adamoli
                             Chief Financial Officer and Secretary