Form 10-Q
period 2003-06-30
AMERICASDOCTOR INC
filed 2003-08-12
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-32601

AMERICASDOCTOR, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0597050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes  ☐     No  ☒

At August 1, 2003, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICASDOCTOR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

ASSETS	June 30, 2003	December 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$2,745	$2,774
Accounts receivable, net of allowance for doubtful accounts of $365 and $405	11,462	13,025
Prepaid expenses	3,615	4,258

Total current assets	17,822	20,057

FIXED ASSETS:
Cost	6,746	6,703
Less—Accumulated depreciation and amortization	(5,744)	(5,443)

Total fixed assets, net	1,002	1,260

OTHER ASSETS:
Other	26	24

Total other assets	26	24

	$18,850	$21,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,416	$1,740
Capital leases	34	3
Accrued investigator fees	8,342	8,957
Accrued wages and other	2,449	2,771
Deferred revenue	4,550	5,454

Total current liabilities	17,791	18,925

LONG-TERM LIABILITIES:
Other long-term liability	25	25

Total long-term liabilities	25	25

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	77,487	74,442

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	55	55
Additional paid-in-capital	33,194	33,170
Accumulated deficit	(109,660)	(105,234)

	(76,407)	(72,005)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(76,453)	(72,051)

	$18,850	$21,341

See accompanying notes to condensed consolidated financial statements.

AMERICASDOCTOR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUE	$12,558	$13,315	$23,577	$26,592

EXPENSES:
Direct study costs	8,474	8,520	15,486	16,928
Selling, general and administrative	4,618	4,844	9,163	9,625
Depreciation and amortization	142	270	316	544

Total expenses	13,234	13,634	24,965	27,097

OPERATING LOSS	(676)	(319)	(1,388)	(505)
OTHER INCOME, net	5	27	9	65

Loss before provision for income taxes	(671)	(292)	(1,379)	(440)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(671)	(292)	(1,379)	(440)
ACCRETION OF PREFERRED STOCK	1,545	1,378	3,045	2,757

Net loss applicable to common stockholders	$(2,216)	$(1,670)	$(4,424)	$(3,197)

BASIC AND DILUTED NET LOSS
PER COMMON SHARE:
Loss per common share—
Class A	$(0.54)	$(0.41)	$(1.08)	$(0.78)
Class B	(0.54)	(0.41)	(1.08)	(0.78)

Weighted average number of common shares outstanding—
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

AMERICASDOCTOR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,379)	$(440)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	316	544
Compensatory stock options	24	78
Other	(17)	(6)
Changes in assets and liabilities, net	1,039	(2,145)

Net cash and cash equivalents used in operating activities	(17)	(1,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(43)	(196)

Net cash and cash equivalents used in investing activities	(43)	(196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on capital leases, net	31	(10)

Net cash and cash equivalents used in financing activities	31	(10)

Net decrease in cash and cash equivalents	(29)	(2,175)
CASH AND CASH EQUIVALENTS, beginning of period	2,774	5,601

CASH AND CASH EQUIVALENTS, end of period	$2,745	$3,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for
Interest on capital leases	$3	$4
Taxes	4	1

See accompanying notes to condensed consolidated financial statements.

AMERICASDOCTOR, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

2.    Liquidity and Future Operations

No material amount of cash was used for operating activities during the six months ended June 30, 2003 and $2.0 million of cash was used for operating activities during the six months ended June 30, 2002. Cash used in operating activities decreased substantially in the six months ended June 30, 2003 due to changes in working capital accounts (primarily accounts receivable).

Working capital was approximately $0.03 million as of June 30, 2003 and $1.1 million as of December 31, 2002. Cash generated from changes in working capital accounts was used to fund operations during the six months ended June 30, 2003.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.7 million and $2.8 million as of June 30, 2003 and December 31, 2002, respectively.

During the first quarter of 2002 and amended in the first quarter of 2003, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of the Company’s eligible receivables. At June 30, 2003, available borrowings under the credit facility were $3.4 million and the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. The Company paid $23,000 and $44,000 in commitment fees during the six months ended June 30, 2003 and 2002, respectively. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of June 30, 2003, the Company was in compliance with the debt covenants.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the second quarter of 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond the second quarter of 2004, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3.    Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended June 30, 2003, 5,251,221 outstanding preferred stock shares, 2,724,102 outstanding stock options and 22,291 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter and six months ended June 30, 2003 and 2002 (unaudited, in thousands, except share data):

	Quarter Ended June 30,
	2003			2002
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(1,848)	3,430,043	$(0.54)	$(1,392)	3,430,043	$(0.41)
Class B stockholders	(368)	685,324	(0.54)	(278)	685,324	(0.41)

	Six Months Ended June 30,
	2003			2002
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(3,688)	3,430,043	$(1.08)	$(2,665)	3,430,043	$(0.78)
Class B stockholders	(736)	685,324	(1.08)	(532)	685,324	(0.78)

4.    New Accounting Pronouncements

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation and has adopted the disclosure provisions of this standard.

At June 30, 2003, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	$(2,216)	$(1,670)	$(4,424)	$(3,197)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(486)	(110)	(1,318)	(218)

Pro forma net loss	$(2,702)	$(1,780)	$(5,742)	$(3,415)

Loss per share:
Basic and diluted—as reported	$(0.54)	$(0.41)	$(1.08)	$(0.78)

Basic and diluted—pro forma	$(0.66)	$(0.44)	$(1.40)	$(0.84)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended June 30, 2003 and 2002:

	2003	2002
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.9%	4.8%
Volatility factor	66.0%	66.0%
Expected life in years	10	10

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 had no impact upon adoption on July 1, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of August 1, 2003, we offered clinical research services through approximately 175 independently owned investigative sites encompassing approximately 500 principal investigators, with over 1,400 total physicians, operating in 32 states in the United States.

We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware. On January 6, 2000, our wholly owned subsidiary merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. In this report, the merger is sometimes referred to as the “Merger” and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as “Old AmDoc.” Following the Merger, Old AmDoc became our wholly owned subsidiary and changed its name to “AmericasDoctor Internet Operations, Inc.” and we changed our corporate name to “AmericasDoctor.com, Inc.” In November 2001, we changed our corporate name to “AmericasDoctor, Inc.” In December 2002, Old AmDoc was merged into us.

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

As of August 1, 2003, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our audit committee. See the notes to our unaudited consolidated financial statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

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

Allowance for Doubtful Accounts

We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss history, the customer’s current ability to pay its obligation and the condition of the general economy and the industry as a whole. We make judgments as to our ability to collect outstanding receivables based on these factors and provide allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances.

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

Quarterly Results

Second Quarter 2003 Compared to Second Quarter 2002

Revenues were $12.6 million in the second quarter ended June 30, 2003, compared to $13.3 million in the second quarter ended June 30, 2002, a decrease of $0.7 million, or 5.7%. The decrease in revenue recognized in 2003 compared to 2002 was the result of a decrease in new contracts and study delays. The economic slow down and a downturn in research and development spending by pharmaceutical companies had a negative impact on new contracts. Additionally, customers, at their discretion, delayed a number of new contract start-ups until late in the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry. Initial revenue recognition generally lags new contract execution by approximately 75 days due to certain regulatory and patient recruitment initiatives. Therefore, the previous period’s new contracts generally have a direct impact on the current period’s revenue.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $8.5 million for the quarters ended June 30, 2003 and 2002. Direct study costs as a percentage of revenue were 67.5% during the second quarter 2003, compared to 64.0% during the second quarter 2002. The 3.5% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $4.6 million in the second quarter 2003, compared to $4.8 million in the second quarter 2002, a decrease of $0.2 million, or 4.7%. The majority of the decrease was attributable to cost reductions in the areas of corporate administration ($0.3 million) and information technology ($0.1 million), offset by marketing cost increases ($0.2 million).

Depreciation and amortization expenses decreased to $0.2 million in the second quarter 2003, compared to $0.3 million in the second quarter 2002. This decrease resulted from certain fixed assets becoming fully depreciated.

Operating loss increased to $0.7 million in the second quarter 2003, compared to $0.3 million in the second quarter 2002. As discussed above, the $0.4 million increase is driven by the $0.7 million decrease in revenues, which was offset by a $0.2 million reduction in operating expenses and a $0.1 million reduction in depreciation and amortization.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Revenues were $23.6 million in the six months ended June 30, 2003, compared to $26.6 million in the six months ended June 30, 2002, a decrease of $3.0 million, or 11.3%. The decrease in revenue recognized in 2003 compared to 2002 was the result of a decrease in new contracts and study delays. The economic slow down and a downturn in research and development spending by pharmaceutical companies had a negative impact on new contracts during the fourth quarter 2002. Additionally, customers, at their discretion, delayed a number of new contract start-ups until late in the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry. Initial revenue recognition generally lags new contract execution by approximately 75 days due to certain regulatory and patient recruitment initiatives. Therefore, the previous period’s new contracts generally have a direct impact on the current period’s revenue.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $15.5 million in the six months ended June 30, 2003, compared to $16.9 million in the six months ended June 30, 2002, a decrease of $1.4 million, or 8.5%. The decrease in direct study costs resulted from the decrease in revenues discussed above.

Selling, general and administrative costs were $9.2 million in the six months ended June 30, 2003, compared to $9.6 million in the six months ended June 30, 2002, a decrease of $0.4 million, or 4.8%. The majority of the decrease was attributable to cost reductions in the areas of corporate administration ($0.3 million) and information technology ($0.1 million).

Depreciation and amortization expenses decreased to $0.3 million in the six months ended June 30, 2003, compared to $0.6 million in the six months ended June 30, 2002. This decrease resulted from certain fixed assets becoming fully depreciated.

Operating loss increased to $1.4 million in the six months ended June 30, 2003, compared to $0.5 million in the six months ended June 30, 2002. As discussed above, the $0.9 million increase is driven by the $3.0 decrease in revenues, which was offset by reductions of $1.4 million in direct study costs, $0.4 million reduction in operating expenses and $0.3 million in depreciation and amortization.

Liquidity and Capital Resources

No material amount of cash was used for operating activities during the six months ended June 30, 2003 and $2.0 million of cash was used for operating activities during the six months ended June 30, 2002. Cash used in operating activities decreased substantially in the six months ended June 30, 2003 due to changes in working capital accounts (primarily accounts receivable).

Working capital was approximately $0.03 million as of June 30, 2003 and $1.1 million as of December 31, 2002. Cash generated from changes in working capital accounts was used to fund operations during the six months ended June 30, 2003.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.7 million and $2.8 million as of June 30, 2003 and December 31, 2002, respectively.

During the first quarter of 2002 and amended in the first quarter of 2003, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At June 30, 2003, available borrowings under the credit facility were $3.4 million, and we had no amounts outstanding on the revolving credit agreement. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. We paid $5,000 and $23,000 in commitment fees for the quarter and six months ended June 30, 2003, respectively. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement has a three-year term and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of June 30, 2003, we were in compliance with the debt covenants.

We believe that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the second quarter of 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond the second quarter of 2004, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Impact of New Accounting Pronouncements

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. We do not plan to change to the fair value based method of accounting for stock-based employee compensation and have adopted the disclosure provisions of this standard.

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 had no impact upon adoption on July 1, 2003.

Statement Regarding Forward-Looking Statements

Statements in this report that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. In addition, the statements relating to our liquidity needs and expectations are forward-looking. We have based these forward-looking statements on our current expectations and projections about future events. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in healthcare regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. These forward-looking statements are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this report will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At June 30, 2003, available borrowings under the credit facility were $3.4 million, and we had not borrowed any funds under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by AmericasDoctor in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this quarterly report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that AmericasDoctor’s disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have not been any changes in AmericasDoctor’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, AmericasDoctor’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A)    Exhibits

10.1	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 14, 2003, between AmericasDoctor, Inc. and Julie Ross

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(B)    Reports on Form 8-K during the quarter ended June 30, 2003

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICASDOCTOR, INC.

	By:	/s/ DAVID R. ADAMOLI
Date: August 12, 2003		David R. Adamoli
Chief Financial Officer and Secretary
Duly Authorized Officer and Principal
Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 14, 2003, between Americas Doctor, Inc. and Julie Ross

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)