Form 10-Q
period 2003-09-30
AMERICASDOCTOR INC
filed 2003-11-13
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

At November 1, 2003, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICASDOCTOR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,654	$2,774
Accounts receivable, net of allowance for doubtful accounts of $372 and $405	12,880	13,025
Prepaid expenses	3,159	4,258

Total current assets	17,693	20,057

FIXED ASSETS:
Cost	6,752	6,703
Less—Accumulated depreciation and amortization	(5,873)	(5,443)

Total fixed assets, net	879	1,260

OTHER ASSETS:
Other	31	24

Total other assets	31	24

	$18,603	$21,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,355	$1,740
Capital leases	24	3
Accrued investigator fees	9,096	8,957
Accrued wages and other	2,691	2,771
Deferred revenue	4,168	5,454

Total current liabilities	18,334	18,925

LONG-TERM LIABILITIES:
Other long-term liability	25	25

Total long-term liabilities	25	25

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	79,064	74,442

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	55	55
Additional paid-in-capital	33,206	33,170
Accumulated deficit	(112,039)	(105,234)

	(78,774)	(72,005)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(78,820)	(72,051)

	$18,603	$21,341

See accompanying notes to condensed consolidated financial statements.

AMERICASDOCTOR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
REVENUE	$10,838	$11,875	$34,415	$38,467

EXPENSES:
Direct study costs	7,267	7,449	22,753	24,377
Selling, general and administrative	4,242	4,408	13,405	14,033
Depreciation and amortization	128	248	444	792

Total expenses	11,637	12,105	36,602	39,202

OPERATING LOSS	(799)	(230)	(2,187)	(735)
OTHER INCOME (EXPENSES), net	(4)	14	5	79

Loss before provision for income taxes	(803)	(216)	(2,182)	(656)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(803)	(216)	(2,182)	(656)
ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	1,577	1,379	4,622	4,136

Net loss applicable to common stockholders	$(2,380)	$(1,595)	$(6,804)	$(4,792)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.58)	$(0.38)	$(1.65)	$(1.16)
Class B	(0.58)	(0.38)	(1.65)	(1.16)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

AMERICASDOCTOR, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,182)	$(656)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	444	792
Compensatory stock options	35	78
Other	(14)	(5)
Changes in assets and liabilities, net	625	(2,239)

Net cash and cash equivalents used in operating activities	(1,092)	(2,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(49)	(230)

Net cash and cash equivalents used in investing activities	(49)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on capital leases, net	21	(14)

Net cash and cash equivalents used in financing activities	21	(14)

Net decrease in cash and cash equivalents	(1,120)	(2,274)
CASH AND CASH EQUIVALENTS, beginning of period	2,774	5,601

CASH AND CASH EQUIVALENTS, end of period	$1,654	$3,327

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for
Interest on capital leases	7	12
Taxes	5	1

See accompanying notes to condensed consolidated financial statements.

AMERICASDOCTOR, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of AmericasDoctor, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

2. Liquidity and Future Operations

Cash used for operating activities was approximately $1.1 million and $2.0 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in operating activities decreased substantially in the nine months ended September 30, 2003 due to changes in working capital accounts.

Working capital was approximately $(0.6) million as of September 30, 2003 and $1.1 million as of December 31, 2002. The decrease from December 31, 2002 to September 30, 2003 was primarily the result of the decrease in cash from funding operations.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.7 million and $2.8 million as of September 30, 2003 and December 31, 2002, respectively.

During the first quarter of 2002 and amended in the first quarter of 2003, the Company entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of the Company’s eligible receivables. At September 30, 2003, available borrowings under the credit facility were $3.7 million and the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. The Company paid $28,000 and $49,000 in commitment fees during the nine months ended September 30, 2003 and 2002, respectively. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations, and requires the Company to comply with a number of affirmative covenants, including covenants related to its net worth and the operation of its business. The credit agreement expires on January 31, 2004 and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of September 30, 2003, the Company was in compliance with its debt covenants, except for one debt covenant, from which it had obtained a waiver.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations throughout 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. The Company’s credit facility terminates on January 31, 2004. The Company is currently working to negotiate a replacement credit facility with the lender under this credit facility. There can be no assurance that the Company will be able to obtain a replacement facility from this lender or that any such replacement facility will be on commercially reasonable terms. If the Company is unable to obtain an acceptable replacement facility from this lender prior to January 31, 2004, it will be obligated to make a payment of $100,000 to the lender and would need to seek alternative sources of financing to fund its operations. There can be no assurance that the Company will be able to do so or that the alternative financing will be available on a timely basis. If financing is not available on a timely basis and on commercially reasonable terms, the Company’s financial condition could be adversely affected.

In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2004, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3. Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended September 30, 2003, 5,251,221 outstanding preferred stock shares, 2,710,063 outstanding stock options and 22,291 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter and nine months ended September 30, 2003 and 2002 (unaudited, in thousands, except share data):

	Quarter Ended September 30,
	2003			2002
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(1,983)	3,430,043	$(0.58)	$(1,329)	3,430,043	$(0.38)
Class B stockholders	(397)	685,324	(0.58)	(266)	685,324	(0.38)

	Nine Months September 30,
	2003			2002
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(5,671)	3,430,043	$(1.65)	$(3,994)	3,430,043	$(1.16)
Class B stockholders	(1,133)	685,324	(1.65)	(798)	685,324	(1.16)

4. Business Restructuring

On September 17, 2003, the Board of Directors approved a business transition plan to position the Company for stronger growth as it enters its second decade of service to the pharmaceutical and biotechnology industries. The new strategy was announced on October 27, 2003 and requires the Company to tightly focus on more profitable growth through expanded project services, expanded patient recruitment and a more focused approach to site management. Through this business plan, the Company will focus its resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system.

As part of this plan, the Company intends to terminate a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In accordance with SFAS No. 146, the Company will recognize approximately $300,000 of separation costs between October 2003 and December 2004.

5. New Accounting Pronouncements

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

At September 30, 2003, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,380)	$(1,595)	$(6,804)	$(4,792)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(366)	(110)	(944)	(328)

Pro forma net loss	$(2,746)	$(1,705)	$(7,748)	$(5,120)

Loss per share:
Basic and diluted—as reported	$(0.58)	$(0.38)	$(1.65)	$(1.16)

Basic and diluted—pro forma	$(0.67)	$(0.41)	$(1.88)	$(1.24)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended September 30, 2003 and 2002:

	2003	2002
Dividend yield	0.0%	0.0%
Risk-free interest rate	3.6% to 4.3%	4.8%
Volatility factor	66.0%	66.0%
Expected life in years	10	10

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

Overview

We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of November 1, 2003, we offered clinical research services through approximately 150 independently owned investigative sites encompassing approximately 500 principal investigators, with over 1,400 total physicians, operating in 32 states in the United States.

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

We have built a network of approximately 150 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs for pharmaceutical and biotechnology companies and contract research organizations located throughout the world. Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2002, we provided site selection and management services to approximately 160 sponsors. Our business is currently focused on the U.S. markets.

As of November 1, 2003, our network included investigative sites that performed clinical research trials in a wide range of therapeutic areas, including:

cardiology	endocrinology	gastroenterology	central nervous system
pulmonology	rheumatology	urology	women’s health

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

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical and biotechnology industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project services, expanded patient recruitment and a more focused approach to site management. Through this business plan, we will focus our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system.

As part of this plan, we intend to terminate a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In connection with this plan, we anticipate that we will recognize approximately $300,000 of separation costs between October 2003 and December 2004.

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

Quarterly Results

Third Quarter 2003 Compared to Third Quarter 2002

Revenues were $10.8 million in the third quarter ended September 30, 2003 compared to $11.8 million in the third quarter ended September 30, 2002, a decrease of $1.0 million, or 8.7%. The decrease in revenue recognized in 2003 compared to 2002 was the result of a decrease in new contracts and study delays. The economic slow down and a downturn in research and development spending by pharmaceutical companies had a negative impact on new contracts. Additionally, customers, at their discretion, delayed a number of new contract start-ups until late in the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry. Initial revenue recognition generally lags new contract execution by approximately 75 days due to certain regulatory and patient recruitment initiatives. Therefore, the previous period’s new contracts generally have a direct impact on the current period’s revenue.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $7.3 million in the quarter ended September 30, 2003 compared to $7.5 million in the quarter ended September 30, 2002, a decrease of $0.2 million, or 2.4%. Direct study costs as a percentage of revenue were 67.1% during the third quarter 2003 compared to 62.7% during the third quarter 2002. The 4.4% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $4.3 million in the third quarter 2003 compared to $4.4 million in the third quarter 2002, a decrease of $0.1 million, or 3.8%. The majority of the decrease was attributable to cost reductions in the area of research services.

Depreciation and amortization expenses decreased to $0.1 million in the third quarter 2003 compared to $0.2 million in the third quarter 2002. This decrease resulted from certain fixed assets becoming fully depreciated.

The operating loss increased to $0.8 million in the third quarter 2003 compared to $0.2 million in the third quarter 2002. As discussed above, the $0.6 million increase is driven by the $1.0 million decrease in revenues, which was offset by a $0.2 million reduction in direct study costs, a $0.1 million reduction in selling, general and administrative costs and a $0.1 million reduction in depreciation and amortization.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Revenues were $34.4 million in the nine months ended September 30, 2003 compared to $38.5 million in the nine months ended September 30, 2002, a decrease of $4.1 million, or 10.5%. The decrease in revenue recognized in 2003 compared to 2002 was the result of a decrease in new contracts and study delays. The economic slow down and a downturn in research and development spending by pharmaceutical companies had a negative impact on new contracts during the fourth quarter 2002. Additionally, customers, at their discretion, delayed a number of new contract start-ups until late in the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry. Initial revenue recognition generally lags new contract execution by approximately 75 days due to certain regulatory and patient recruitment initiatives. Therefore, the previous period’s new contracts generally have a direct impact on the current period’s revenue.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $22.8 million in the nine months ended September 30, 2003 compared to $24.4 million in the nine months ended September 30, 2002, a decrease of $1.6 million, or 6.7%. The decrease in direct study costs resulted from the decrease in revenues discussed above.

Selling, general and administrative costs were $13.4 million in the nine months ended September 30, 2003 compared to $14.0 million in the nine months ended September 30, 2002, a decrease of $0.6 million, or 4.5%. The majority of the decrease was attributable to cost reductions in the areas of corporate administration ($0.2 million), research services ($0.2 million) and information technology ($0.2 million).

Depreciation and amortization expenses decreased to $0.4 million in the nine months ended September 30, 2003 compared to $0.8 million in the nine months ended September 30, 2002. This decrease resulted from certain fixed assets becoming fully depreciated.

The operating loss increased to $2.2 million in the nine months ended September 30, 2003 compared to $0.7 million in the nine months ended September 30, 2002. As discussed above, the $1.5 million increase is driven by the $4.1 decrease in revenues, which was offset by reductions of $1.6 million in direct study costs, $0.6 million reduction in selling, general and administrative costs and $0.4 million in depreciation and amortization.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.1 million during the nine months ended September 30, 2003 and $2.0 million during the nine months ended September 30, 2002. Cash used in operating activities decreased substantially in the nine months ended September 30, 2003 due to changes in working capital accounts.

Working capital was approximately $(0.6) million as of September 30, 2003 and $1.1 million as of December 31, 2002. The decrease from December 31, 2002 to September 30, 2003 was primarily the result of the decrease in cash from funding operations.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common stock, redeemable convertible preferred stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.7 million and $2.8 million as of September 30, 2003 and December 31, 2002, respectively.

During the first quarter of 2002 and amended in the first quarter of 2003, we entered into a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At September 30, 2003, available borrowings under the credit facility were $3.7 million, and we had no amounts outstanding on the revolving credit agreement. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily unused portion of the revolving loan. We paid $5,000 and $28,000 in commitment fees for the quarter and nine months ended September 30, 2003, respectively. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants, including covenants related to our net worth and the operation of our business. The credit agreement expires on January 31, 2004 and borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of September 30, 2003, we were in compliance with our debt covenants, except for one debt covenant, from which we had obtained a waiver.

We believe that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations throughout 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty. Our credit facility terminates on January 31, 2004. We are currently working to negotiate a replacement credit facility with the lender under this credit facility. There can be no assurance that we will be able to obtain a replacement facility from this lender or that any such replacement facility will be on commercially reasonable terms. If we are unable to obtain an acceptable replacement facility from this lender prior to January 31, 2004, we will be obligated to make a payment of $100,000 to the lender and would need to seek alternative sources of financing to fund our operations. There can be no assurance that we will be able to do so or that the alternative financing will be available on a timely basis. If financing is not available on a timely basis and on commercially reasonable terms, our financial condition could be adversely affected.

In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2004, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $4.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At September 30, 2003, available borrowings under the credit facility were $3.7 million, and we had not borrowed any funds under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

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

PART II—OTHER INFORMATION

Item	6. Exhibits and Reports on Form 8-K.

(A)	Exhibits

10.1	Amendment No. 3 to Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of August 6, 2003, between AmericasDoctor, Inc. and David R. Adamoli

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(B)	Reports on Form 8-K during the quarter ended September 30, 2003

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICASDOCTOR, INC.

Date: November 13, 2003	By:	/S/ DAVID R. ADAMOLI

David R. Adamoli Chief Financial Officer and Secretary Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No	Description

10.1	Amendment No. 3 to Amended and Restated Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of August 6, 2003, between AmericasDoctor, Inc. and David R. Adamoli

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)