Form 10-K
period 2003-12-31
AMERICASDOCTOR INC
filed 2004-03-19
CIK 1088000

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

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

There is no public market for the common stock of AmericasDoctor, Inc. At February 1, 2004, there were 3,430,043 shares of Class A common stock, par value $.001 per share, and 685,324 shares of Class B common stock, par value $.001 per share, of AmericasDoctor, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Schedule 14C to be filed in connection with the 2004 annual meeting of stockholders of AmericasDoctor, Inc.

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

Company Overview

We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of February 1, 2004, we offered clinical research services through approximately 120 independently owned investigative sites encompassing approximately 320 principal investigators, with over 1,000 total physicians, operating in 30 states in the United States and the District of Columbia.

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

In late 2001, we discontinued the provision of on-line services to hospitals. Since that time we have focused on our core business, clinical research services. We are currently in the process of changing our corporate name to “Essential Group, Inc.” and expect that the corporate name change will become effective by the end of March 2004. In addition, beginning in April 2004, we expect to offer project management services as a niche contract research organization, or CRO, under a business unit named “Essential” and to continue offering our existing site management services under a business unit named “AmericasDoctor.”

Research Services

General

We have built a U.S. network of approximately 120 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs and devices for pharmaceutical, biotechnology, nutritional and device companies and CROs located throughout the world; these entities are commonly referred to as “sponsors.” Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2003, we provided site selection and management services to approximately 130 sponsors. Our business is currently focused on the U.S. markets.

As of February 1, 2004, our network included investigative sites that performed clinical research trials in a range of therapeutic areas, including:

gastroenterology urology	central nervous system women’s health

By facilitating business development and study start-up activities and providing management support and patient recruitment, we assist the investigative sites in growing their research practices.

The Pharmaceutical Industry

Before a new pharmaceutical or biotechnology product can be marketed in the U.S., it must undergo extensive testing and regulatory review to determine its relative safety and effectiveness. This process involves preclinical testing, which typically lasts for up to three years and involves animal testing and laboratory analysis to determine the basic biological activity and safety of the product. Upon successful completion of the preclinical phase, the product undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease. The clinical trial phase is generally longer than preclinical testing, typically lasting five to seven years. In the U.S., preclinical and clinical testing must comply with the requirements of Good Clinical Practices and other standards promulgated by the Food and Drug Administration, or the FDA, and other federal and state governmental authorities.

The need of pharmaceutical, biotechnology and device companies to both produce new products at low costs and comply with governmental regulations drives the clinical research industry. Competition and the increasing pressure to control costs are forcing these companies to more efficiently develop new drugs and to seek ways to save time in the clinical development process in order to bring products to market faster. In an effort to save time and cut costs, sponsors often outsource certain aspects of the clinical research process to third parties, including research networks. In addition, sponsors have found that investigator-prescribers, physicians who conduct clinical trials, help decrease the time it takes to bring products to market. The physicians’ familiarity with the product, which results from them conducting the clinical trials, may accelerate the clinical investigator’s use of the medicine when it is marketed and assists with the success of the market launch of the product.

Investigative Sites

The investigative site industry includes all of the clinical investigators who enroll patients in clinical trials and collect information at the patient level for pharmaceutical, biotechnology and device companies and CROs. All of the investigative sites in our network are owned by private practice physicians, and a few of these sites conduct only clinical research trials. The size of the private physician practices in our network range from one physician to approximately twenty physicians. Typically, the investigative sites in our network consist of two to four physician partners in a private practice medical office. We require the investigative sites to enter into a clinical research services agreement with us, which we believe creates significant stability for our AmericasDoctor business and our clients. These agreements govern the terms and conditions upon which the investigative site performs studies and outlines the scope of services we provide to the sites. Pursuant to the terms of the clinical research services agreement, all clinical research services performed by the site are required to be conducted exclusively through AmericasDoctor, except for studies in which we elect not to participate. In addition, these agreements contain non-competition and non-solicitation covenants that limit or prohibit these sites from competing with us or hiring our personnel for a period of time after the termination of the agreement. The clinical research services agreement provides that a percentage of the contract amount paid to us by study sponsors will be paid to the sites as investigator fees. The percentage of fees paid to investigative sites varies by contract depending upon the level of services provided to these sites. The term of the clinical research services agreement is typically two years and automatically renews for additional terms of two years, unless either party terminates with 120 days prior written notice. The agreements may also be terminated immediately if the investigative site loses its license, fails to comply with Good Clinical Practices or maintain standards of quality and scientific integrity, or is debarred from clinical research participation by local, state or federal authorities.

Services to Sponsors

We assist the investigative sites in our network with planning and coordinating of independent clinical trials on drugs and devices for pharmaceutical, biotechnology and device companies and CROs located throughout the world. Through our network of investigative sites, we provide sponsors with access to experienced investigators and study coordinators, facilitate quick study start-up and ensure efficient production of quality study data. We provide patient recruitment to sponsors through investigative sites within and outside our network. We provide services designed to enable sponsors of clinical trials to complete the clinical research process efficiently, cost effectively and in a high quality manner.

The clinical research portion of the drug development process involves selection of investigative sites to conduct the trials, the actual conduct of the trials and the gathering and completion of the data generated during the trials. We facilitate the clinical trial process for sponsors by providing a single point of contact to identify the appropriate investigative sites within our network to conduct the trials. The investigative sites in our network perform the clinical trials, focusing on Phases II through IV of the drug development process, and we provide those sites with various services designed for each clinical trial, including sales, marketing, administrative support, patient recruitment, Good Clinical Practices training, source documentation, quality assurance and coordinator services.

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

Access to Large Patient Populations. AmericasDoctor provides sponsors with immediate access to a large pool of patients for prospective studies. We provide this patient identification and recruitment to investigator sites involved in multi-center studies, including sites that are not part of the AmericasDoctor’s network. Our patient recruitment services include the development and implementation of advertising programs, public service announcements and a variety of tools to assist sites in finding and enrolling suitable patients into studies.

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

Protocol Approval. FDA regulations require that an institutional review board, or IRB, review and approve each clinical trial prior to initiation and then monitor the conduct of each trial and patient recruitment program. An IRB is charged with protecting the rights and welfare of patients enrolled in clinical trials. We are able to significantly reduce the time involved in this process by consolidating all submissions through a single IRB per trial on behalf of all investigative sites participating in the study.

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

Services to Investigative Sites

Our success is dependent upon our ability to attract and retain high quality investigative sites. We provide the following services to these independently owned sites:

•	Sales and marketing;

•	Contract/budget negotiation;

•	Training and education;

•	Administrative and regulatory service;

•	Source documentation;

•	Funds management; and

•	Patient recruitment.

In addition, we provide some of the investigative sites in our network with one or more on-site, experienced study coordinators responsible for managing the conduct of clinical research trials for the site. The provision of these coordinator services enables investigative sites that lack an experienced study coordinator or a sufficient number of study coordinators on staff to participate in clinical research trials. As of February 1, 2004, we employed approximately 30 experienced study coordinators, most of whom are RNs, LPNs, medical technicians or medical assistants with experience in the conduct and oversight of clinical research trials.

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

CRO Services

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional and device industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment and a more focused approach to site management. In accordance with our business plan, we will commence offering project management services to pharmaceutical, biotechnology, nutritional and device companies under a CRO business unit named “Essential” in April 2004. Our CRO business will be focused on providing CRO services in four therapeutic areas: urology, gastroenterology, women’s health and central nervous system. We also intend to continue offering our existing site management services under a business unit named “AmericasDoctor” in these four therapeutic areas. Through our CRO business, we will offer a range of services that encompass the entire research and development process, including:

•	Study protocol design and preparation;

•	Case report form preparation;

•	Clinical trial approvals;

•	Project management;

•	Investigator recruitment;

•	Laboratory services;

•	Study monitoring and data collection;

•	Patient safety monitoring;

•	Clinical data management;

•	Biostatistical analysis;

•	Medical monitoring and reporting;

•	Regulatory consulting; and

•	Clinical trial material procurement and management.

Through these CRO services, we believe that we will facilitate the collection, analysis and reporting of clinical trial data. Our objective is to provide solutions for managing the pharmaceutical product lifecycle, and we seek to help clients maximize the return on their investments in research and development by reducing the time, risk and cost of clinical development and launch of new products.

Backlog

Our backlog consists of anticipated revenue from existing contracts for services that have not yet been performed. Because our study contracts generally can be terminated by our sponsors at any time with little or no notice or penalty, we do not believe that backlog is a meaningful indicator of future results for AmericasDoctor site management services business. It is anticipated, however, that backlog will be a more significant element of our Essential CRO business.

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

Some other federal agencies, such as the Department of Health and Human Services, and some state and local governments may have additional regulations regarding the use of human subjects in clinical trials. In addition, regulatory initiatives, such as the Health Insurance Portability and Accountability Act, relating to the use and retention of patient medical information may have an impact on our storage and use of patient information in our databases. The information we currently use in connection with our AmericasDoctor business is de-identified, randomized, and accordingly, we do not expect these initiatives to have a significant impact on our operations. Depending on the scope of any new regulations restricting the use and retention of patient records, however, we may be obligated to incur additional costs to implement additional systems to comply with these laws. Although we do not expect these laws to have a material impact on our operations, there can be no assurance that this will be the case.

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

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property and our content, trademarks, trade names and trade secrets. We have filed several trademark applications and registrations for “AmericasDoctor,” “Essential,” “Essential Group, Inc.” and other related trademarks. We license information and technology from third parties.

Employees

As of February 1, 2004, we had approximately 135 full-time employees. None of our employees is represented by a labor union. We believe that relations with our employees are good.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

There is no established public trading market for our Class A common stock. As of February 1, 2004, there were approximately 590 holders of record of our Class A common stock and one holder of record of our Class B common stock.

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

On February 6, 2003, we issued options to purchase an aggregate of 23,000 shares of Class A common stock to Galen Advisors LLC and options to purchase an aggregate of 17,000 shares of Class A common stock to LHC Corporation. These options were issued in consideration for services rendered by our directors, Zubeen Shroff and Claudie Williams, respectively, in 2002. The aggregate amount of consideration for these options was $80,000.

On December 16, 2003, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 46,250 shares of our Class A common stock at $2.00 per share to Tatum CFO Partners, LLP pursuant to an employment agreement between us and our Chief Financial Officer, Dennis N. Cavender. The warrant was issued in lieu of stock options to be granted to Mr. Cavender in consideration for his employment with us. In addition, on that date, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 25,000 shares of our Class A common stock at $2.00 per share to AVOS LifeSciences, LLC in consideration for services rendered by an affiliate of AVOS LifeSciences, LLC to us in the aggregate amount of $50,000.

The above-described transactions were made in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the sales of securities, and these sales were made without general solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information of AmericasDoctor as of and for each of the five years ended December 31, 2003, 2002, 2001, 2000 and 1999. The financial information for 2000 reflects the combined results of operations of AmericasDoctor and Old AmDoc since January 6, 2000, the date of the Merger. Pro forma financial statements to reflect the acquisition of Old AmDoc have not been presented as the financial statements as of and for the year ended December 31, 2000 reflect the Merger for the entire period (the results of operations of Old AmDoc for the period from January 1 to January 5, 2000 were not significant). The financial information for 1999 reflects the combined results of operations of AmericasDoctor and AmericasDoctor.com Coordinator Services, Inc. (formerly known as Pacific Coast Clinical Coordinators, Inc.), one of our subsidiaries which we acquired in April 1998. AmericasDoctor.com Coordinator Services, Inc. is sometimes referred to as “AmericasDoctor Coordinator Services.” The selected consolidated financial data as of and for each of the two years ended December 31, 2003 has been derived from our consolidated financial statements, which were audited by Grant Thornton LLP, our independent public accountants. The selected consolidated financial data as of and for each of the three years ended December 31, 2001 has been derived from our consolidated financial statements, which were audited by Arthur Andersen LLP. You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below.

	For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue	$45,399	$49,381	$48,510	$54,291	$54,840

Expenses
Direct study costs	30,035	31,298	31,280	35,071	37,156
Selling, general and administrative	17,751	18,590	22,415	41,164	16,697
Class B common stock (depreciation) appreciation	(178)	—	(1,919)	(1,028)	2,810
Depreciation and amortization	567	1,006	1,560	12,990	1,251
Impairment of goodwill	—	—	7,208	22,964	—

Total expenses	48,175	50,894	60,544	111,161	57,914

Operating loss	(2,776)	(1,513)	(12,034)	(56,870)	(3,074)
Other (expenses) income, net	(9)	95	305	304	(580)

Net loss	$(2,785)	$(1,418)	$(11,729)	$(56,566)	$(3,654)

Basic and diluted net loss per common share
Class A	$(2.19)	$(1.68)	$(4.11)	$(15.62)	$(2.21)
Class B	(2.19)	(1.68)	(4.11)	(15.62)	(2.21)

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
BALANCE SHEET DATA:
ASSETS
Current assets
Cash and cash equivalents	$1,984	$2,774	$5,601	$9,389	$1,187
Other current assets	14,988	17,283	18,245	21,016	21,115

Total current assets	16,972	20,057	23,846	30,405	22,302
Fixed assets, net	774	1,260	1,997	3,029	3,021
Goodwill and other assets	27	24	24	7,578	7,988

	$17,773	$21,341	$25,867	$41,012	$33,311

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$18,227	$18,925	$22,046	$23,597	$20,985
Long-term liabilities	—	25	53	21	4,622
Redeemable convertible preferred stock	80,673	74,442	68,928	63,746	11,656
Stockholders’ equity (deficit)
Equity	33,124	33,184	33,142	35,040	16,760
Accumulated deficit	(114,251)	(105,235)	(98,302)	(81,392)	(20,712)

Total stockholders’ equity (deficit)	(81,127)	(72,051)	(65,160)	(46,352)	(3,952)

	$17,773	$21,341	$25,867	$41,012	$33,311

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of February 1, 2004, we offered clinical research services through approximately 120 independently owned investigative sites encompassing approximately 320 principal investigators, with over 1,000 total physicians, operating in 30 states in the United States and the District of Columbia.

We have built a U.S. network of approximately 120 independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs and devices for pharmaceutical, biotechnology and device companies and CROs located throughout the world. Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office or management services company, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. In 2003, we provided site selection and management services to approximately 130 sponsors. Our business is currently focused on the U.S. markets.

As of February 1, 2004, our network included investigative sites that performed clinical research trials in a range of therapeutic areas, including:

gastroenterology urology	central nervous system women’s health

By facilitating business development and study start-up activities and providing management support and patient recruitment, we assist the investigative sites in growing their research practices.

In 1998, we acquired AmericasDoctor Coordinator Services (formerly Pacific Coast Clinical Coordinators, Inc.), a Washington based company that provided investigative sites with study coordinators who worked directly with physicians in the conduct of clinical research trials and provided on-site administrative and management services. To date, the net cash flows from the AmericasDoctor Coordinator Services acquisition have been negative. In 2001, it was determined that future net cash flow would likely be negative over the next three years. Accordingly, all unamortized goodwill ($7,208,000) associated with the acquisition was written off as of December 31, 2001.

In the fourth quarter of 2001, we ceased all of our on-line services business, which was acquired in our merger with Old AmDoc in January 2000, to focus on growing our core clinical research and patient recruitment services. During 2002, we incurred expenditures in connection with an expansion of our range of patient recruitment services. In 2003, while investing more resources in patient recruitment, we also incurred significant expenditures from delivering clinical research services to a broad range of therapeutic areas in our site management business.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional and device industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment and a more focused approach to site management. Through this business plan, we will focus our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and exit from four other therapeutic areas. In addition, we are currently in the process of changing our corporate name to “Essential Group, Inc.” and expect that the corporate name change will become effective by the end of March 2004. In accordance with our business plan, we expect to offer expanded project management services and patient recruitment as a niche CRO under a business unit named “Essential” and to continue offering our existing site management services under a business unit named “AmericasDoctor.”

As part of this plan, we have terminated contracts with a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In connection with this plan, we anticipate that we will recognize approximately $600,000 of severance costs between October 2003 and December 2004. As of December 31, 2003, we had recognized approximately $519,000 of these severance costs. In addition, as part of the restructuring initiatives we made in 2003, we expect additional cost reductions to be realized in 2004. Also, we intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services businesses in a manner that will require minimal capital expenditures.

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

AmericasDoctor has recognized operating losses in each fiscal year since our formation. Our site management services business relies heavily on the revenues generated by our investigative sites. In addition, we experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services business in the fourth quarter of 2001, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our business. Because AmericasDoctor’s site management services business has a history of losses and anticipate losses in the future, we may never achieve significant profitability, or if we are able to achieve profitability, we may not be able to sustain or increase profitability in future periods. In addition, although we believe our new CRO business will be cash positive and generate income over the long-term, there can be no assurance that this will be the case.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Impairment of long-lived assets; and

•	Accounting for income taxes.

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our audit committee. See note 3 to the notes to our consolidated financial statements for the year ended December 31, 2003, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

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

Accounting for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

We have incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2008 through 2023. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

For the year 2003, revenues decreased to $45.4 million compared to $49.4 million in 2002, a decrease of $4.0 million, or 8.1%. The economic slow down and a downturn in research and development spending by pharmaceutical companies had a negative impact on revenues during 2003. Additionally, customers, at their discretion, delayed a number of new contract start-ups until late in the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $30.0 million in 2003 compared to $31.3 million in 2002, a decrease of $1.3 million, or 4.0%. The decrease in direct study costs resulted from the decrease in revenues discussed above.

Selling, general and administrative costs were $17.8 million in 2003 compared to $18.6 million in 2002, a decrease of $0.8 million, or 4.5%. The majority of the decrease was attributable to cost reductions in the areas of research services ($0.6 million - primarily staff reductions due to structural changes), corporate administration ($0.1 million) and information technology ($0.1 million).

In 2003, the valuation of each share of Class B common stock depreciated due to our financial performance. An independent valuation concluded that during 2003, the Class B common stock depreciated $0.26 per share. In 2002, an independent valuation concluded that there was no change to the Class B common stock value. Such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

Depreciation and amortization expenses decreased to $0.6 million in 2003 compared to $1.0 million in 2002, a decrease of $0.4 million, or 43.6%. This decrease resulted from certain fixed assets becoming fully depreciated.

Operating loss increased to $2.8 million in 2003 compared to $1.5 million in 2002. As discussed above, the $1.3 million increase is driven by the $4.0 decrease in revenues, which was offset by reductions of $1.3 million in direct study costs, $0.8 million reduction in selling, general and administrative costs, $0.2 million in Class B common stock depreciation and $0.4 million in depreciation and amortization.

Other income was $0.0 million for 2003 compared to $0.1 million of 2002. This $0.1 million reduction was the result of lower levels of interest-bearing cash balances due to continued operating losses.

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

Selling, general and administrative costs were $18.6 million in 2002 compared to $22.4 million in 2001, a decrease of $3.8 million, or 17.1%. As a percentage of revenue, these costs decreased 8.6% from 46.2% in 2001 to 37.6% in 2002. The majority of the decrease, $2.8 million, was attributable to elimination of costs associated with on-line services and cost cutting measures (primarily contract terminations and staff reductions due to structure changes). Selling, general and administrative costs were also favorably impacted by a reduction in the areas of administration ($0.4 million), information technology ($0.4 million), marketing ($0.1 million) and research support ($0.1 million).

In 2001, the valuation of each share of Class B common stock depreciated due to our financial performance. An independent valuation concluded that during 2001, the Class B common stock depreciated $2.80 per share. In 2002, an independent valuation concluded that there was no change to the Class B common stock value. Such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

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

Liquidity and Capital Resources

Net cash used for operating activities was approximately $0.7 million, $2.5 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in 2003 due to an increase in net loss offset by changes in working capital accounts. Additionally, cash used in operating activities decreased from 2001 to 2002 due to the cost cutting measures (primarily contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002.

Working capital was approximately $(1.3) million as of December 31, 2003 and $1.1 million as of December 31, 2002. The decrease from December 31, 2002 to December 31, 2003 was primarily the result of the decrease in cash from funding operations.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of our common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.0 million and $2.8 million as of December 31, 2003 and December 31, 2002, respectively.

During the first quarter of 2002, we entered into a secured revolving credit agreement that permitted a maximum borrowing capacity of $4.0 million. In February 2004, we entered into an amended and restated credit agreement with our lender. The amendment and restatement, among other things, increased the maximum borrowing capacity to $6.0 million, extended the termination date of the facility from March 15, 2005 to February 20, 2007, and modified the terms of various covenants, including financial covenants. Amounts available under the credit agreement continue to depend on the amount of our eligible receivables. At December 31, 2003, available borrowings under the credit facility were $3.8 million and we had no amounts outstanding on the revolving credit agreement. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. We paid $47,000 and $55,000 in commitment fees during the 2003 and 2002, respectively. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants related to the operation of our business, including covenants related to minimum liquidity, EBITDA (as defined in the credit agreement) and fixed charge coverage ratio requirements, a limit on fixed charges, and a requirement that by January 1, 2005, holders of over one-third of our Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the credit agreement, borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of December 31, 2003, we had obtained waivers for our debt covenants.

We believe that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations throughout 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand into the CRO business, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2004, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. In addition, we have capital leases for computers, furniture and equipment in connection with the expansion of our offices. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2003:

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$14,600	$14,600	—	—	—
Operating Lease Obligations	3,765,576	719,384	1,158,448	1,236,729	651,015

See also note 12 to the notes to our consolidated financial statements for the year ended December 31, 2003.

In addition, under the terms of our Series A preferred stock, at any time after March 27, 2005, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. Our credit facility, however, requires that by January 1, 2005, holders of over one-third of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. For further description of these redemption rights, please see note 6 to our consolidated financial statements for the year ended December 31, 2003.

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003.

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

On May 15, 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning for the first interim period beginning after June 15, 2003. Statement No. 150 had no impact upon adoption on July 1, 2003.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At December 31, 2003, available borrowings under the credit facility were $3.8 million, and we had no amounts outstanding under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Information on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2003, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by AmericasDoctor in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this annual report, an evaluation of the effectiveness of AmericasDoctor’s disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that AmericasDoctor’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in AmericasDoctor’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, AmericasDoctor’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2004 annual meeting of stockholders of AmericasDoctor.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2004 annual meeting of stockholders of AmericasDoctor, except for the information under the caption “Compensation Committee Report on Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to compensation plans under which our Class A common stock is authorized for issuance under compensation plans previously approved and not previously approved by stockholders of AmericasDoctor.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,837,258	$5.49	1,658,791
Equity compensation plans not approved by security holders	—	—	—

Total	2,837,258	$5.49	1,658,791

Additional information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2004 annual meeting of stockholders of AmericasDoctor.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2004 annual meeting of stockholders of AmericasDoctor.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this Item is incorporated herein by reference to AmericasDoctor’s definitive information statement for the 2004 annual meeting of stockholders of AmericasDoctor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a.	See Index to Financial Information on page F-1.

b.	No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 2003.

c.	See Exhibit Index on page X-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19 day of March, 2004.

AMERICASDOCTOR, INC.

By:	/s/ Dennis N. Cavender
Dennis N. Cavender
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 19 day of March, 2004.

Signature	Title
/s/ C. Lee Jones C. Lee Jones	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis N. Cavender Dennis N. Cavender	Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Kevin T. Werner Kevin T. Werner	Executive Director of Finance and Corporate Controller (Principal Accounting Officer)

/s/ Ira Klimberg, M.D.* Ira Klimberg, M.D.	Director

/s/ Joan Neuscheler* Joan Neuscheler	Director

/s/ Zubeen Shroff* Zubeen Shroff	Director

/s/ Christopher Steidle, M.D.* Christopher Steidle, M.D.	Director

* By:	/s/ Dennis N. Cavender
Dennis N. Cavender As Attorney-in-Fact

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of

AmericasDoctor, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of AMERICASDOCTOR, INC. AND SUBSIDIARY (a Delaware corporation) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AmericasDoctor, Inc. and Subsidiary as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations. These auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AmericasDoctor, Inc. and Subsidiary as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Grant Thornton LLP

Chicago, Illinois

February 27, 2004

The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with AmericasDoctor, Inc. and Subsidiary’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheets as of December 31, 2001 and 2000 and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2000 and 1999 have not been included in the accompanying financial statements.

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

Arthur Andersen LLP

Chicago, Illinois

March 15, 2002

AMERICASDOCTOR, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and 2002

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,984,220	$2,774,228
Accounts receivable, net	12,222,311	13,025,473
Prepaid expenses	2,765,620	4,257,683

Total current assets	16,972,151	20,057,384

FIXED ASSETS:
Furniture and fixtures	1,223,600	1,227,058
Equipment	534,739	494,402
Computers and software	4,431,450	4,398,436
Leasehold improvements	579,981	583,110

	6,769,770	6,703,006
Less-Accumulated depreciation and amortization	(5,995,718)	(5,443,076)

Total fixed assets, net	774,052	1,259,930

OTHER ASSETS:
Other	27,283	23,741

Total other assets	27,283	23,741

	$17,773,486	$21,341,055

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,408,697	$1,740,360
Capital leases	14,185	3,219
Accrued investigator fees	9,126,469	8,957,530
Accrued wages and other	2,655,422	2,770,701
Deferred revenue	4,022,347	5,453,673

Total current liabilities	18,227,140	18,925,483

LONG-TERM LIABILITIES:
Other long-term liability	—	25,000

Total long-term liabilities	—	25,000

CONTINGENCIES AND COMMITMENTS	—	—

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized, 4,992,621 shares issued and outstanding	80,672,955	74,441,726

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share, 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 outstanding	3,435	3,435
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	685	685
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	228	228
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	30	30
Warrants to purchase common stock	78,694	54,593
Additional paid-in-capital	33,087,524	33,170,274
Accumulated deficit	(114,251,375)	(105,234,569)

	(81,080,779)	(72,005,324)
Treasury stock, at cost, 4,583 shares	(45,830)	(45,830)

Total stockholders’ deficit	(81,126,609)	(72,051,154)

	$17,773,486	$21,341,055

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR. INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
REVENUE	$45,398,959	$49,381,137	$48,509,595

EXPENSES:
Direct study costs	30,034,822	31,297,733	31,279,997
Selling, general and administrative	17,751,325	18,589,986	22,414,930
Class B common stock depreciation	(178,184)	—	(1,918,907)
Depreciation and amortization	567,408	1,006,462	1,559,593
Impairment of goodwill	—	—	7,208,289

Total expenses	48,175,371	50,894,181	60,543,902

OPERATING LOSS	(2,776,412)	(1,513,044)	(12,034,307)

OTHER (EXPENSES) INCOME, net	(9,166)	94,835	304,951

Loss before provision for income taxes	(2,785,578)	(1,418,209)	(11,729,356)
PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(2,785,578)	(1,418,209)	(11,729,356)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	6,231,228	5,514,202	5,181,181

Net loss applicable to common stockholders	$(9,016,806)	$(6,932,411)	$(16,910,537)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share
Class A	$(2.19)	$(1.68)	$(4.11)
Class B	$(2.19)	(1.68)	(4.11)

Weighted average number of common shares outstanding
Class A	3,430,043	3,430,043	3,430,042
Class B	685,324	685,324	685,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock				Convertible Preferred Stock
	Class A ($.001 Par Value) (25,000,000 Shares Authorized)		Class B Convertible ($.001 Par Value) (685,324 Shares Authorized)		Series B ($.001 Par Value) (228,436 Shares Authorized)		Series E ($.001 Par Value) (30,164 Shares Authorized)					Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-In Capital	Accumulated Deficit	Number of Shares	Par Value	Total Stockholders’ Deficit
BALANCE, December 31, 2000	3,434,625	$3,435	685,324	$685	228,436	$228	30,164	$30	$54,593	$34,980,039	$81,391,621	(4,583)	$(5)	$(46,352,616)
Net loss	—	—	—	—	—	—	—	—	—	—	(11,729,356)	—	—	(11,729,356)
Compensatory stock options	—	—	—	—	—	—	—	—	—	21,630	—	—	—	21,630
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(1,918,907)	—	—	—	(1,918,907)
Warrants exercised, net	1	—	—	—	—	—	—	—		13	—	—	—	13
Accretion of redeemable convertible preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(5,181,181)	—	—	(5,181,181)

BALANCE, December 31, 2001	3,434,626	$3,435	685,324	$685	228,436	$228	30,164	$30	$54,593	$33,082,775	$(98,302,158)	(4,583)	$(5)	$(65,160,417)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,418,209)	—	—	(1,418,209)
Compensatory stock options	—	—	—	—	—	—	—	—	—	41,674	—	—	—	41,674
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(5,514,202)	—	—	(5,514,202)

BALANCE, December 31, 2002	3,434,626	$3,435	685,324	$685	228,436	$228	30,164	$30	$54,593	$33,124,449	$(105,234,569)	(4,583)	$(5)	$(72,051,154)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,785,578)	—	—	2,785,578
Compensatory stock options	—	—	—	—	—	—	—	—	—	95,434	—	—	—	95,434
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(178,184)	—	—	—	(178,184)
Warrants issued, net	—	—	—	—	—	—	—	—	24,101	—	—	—	—	24,101
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(6,231,228)	—	—	(6,231,228)

BALANCE, December 31, 2003	3,434,626	$3,435	685,324	$685	228,436	$228	30,164	$30	$78,694	$33,041,699	$(114,251,375)	(4,583)	$(5)	$(81,126,609)

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICAS DOCTOR, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,785,578)	$(1,418,209)	$(11,729,356)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities-
Depreciation and amortization	567,408	1,006,462	1,559,593
Impairment of goodwill	—	—	7,208,289
Class B common stock depreciation	(178,184)	—	(1,918,907)
Compensatory stock options	95,434	41,674	21,630
Warrant compensation for professional services	24,100	—	—
Other	(14,764)	(6,912)	(7,795)
Changes in assets and liabilities
Accounts receivable	803,162	540,953	3,232,554
Prepaid expenses	1,492,063	421,071	(462,248)
Other assets	(3,542)	118	7,500
Accounts payable	668,337	(1,037,858)	1,641,356
Accrued investigator fees	168,939	(631,885)	(3,250,898)
Accrued wages and other	(115,259)	(655,349)	(367,094)
Deferred revenue	(1,431,326)	(780,010)	523,193
Other liabilities	(25,000)	(25,000)	(50,000)

Net cash and cash and equivalents used in operating activities	(734,210)	(2,544,945)	(3,492,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(66,764)	(262,457)	(181,407)

Net cash and cash equivalents used in investing activities	(66,764)	(262,457)	(181,407)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock, net	—	—	13
Proceeds (payments) on capital leases and debt, net	10,966	(19,102)	(114,831)

Net cash and cash equivalents provided by (used in) financing activities	10,966	(19,102)	(114,818)

Net decrease in cash and cash equivalents	(790,008)	(2,826,504)	(3,788,408)
CASH AND CASH EQUIVALENTS, beginning of period	2,774,228	5,600,732	9,389,140

CASH AND CASH EQUIVALENTS, end of period	$1,984,220	$2,774,228	$5,600,732

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for
Interest on capital leases and debt	$21,624	$15,623	$7,051
Taxes	6,163	18,451	2,363

The accompanying notes to consolidated financial statements are an integral part of these statements.

AMERICASDOCTOR, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

1. LINES OF BUSINESS

AmericasDoctor, Inc. and Subsidiary (“the Company”) is a pharmaceutical services company that combines and integrates physician researchers in conducting clinical research trials to assist the pharmaceutical industry in developing, positioning and promoting its products. As of December 31, 2003, the Company offered clinical research services through approximately 120 independently owned investigative sites operating in 30 states in the United States and the District of Columbia.

The Company was originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware as “Affiliated Research Centers, Inc.,” as part of a recapitalization. On January 6, 2000, the Company’s wholly owned subsidiary, ARC Merger Sub-1, Inc., a Delaware corporation, merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. The merger is sometimes referred to as the “Merger” and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as “Old AmDoc.” Following the Merger, Old AmDoc became a wholly owned subsidiary and changed its name to “AmericasDoctor Internet Operations, Inc.” and the combined Company changed its corporate name to “AmericasDoctor.com, Inc.” In November 2001, the combined Company changed its corporate name to “AmericasDoctor, Inc.”

In late 2001, the Company discontinued the provision of on-line services to hospitals. The Company’s current focus is on opportunities in its core business, research services. On December 9, 2002, the Company merged “AmericasDoctor Internet Operations, Inc.” with and into “AmericasDoctor, Inc.”

On September 17, 2003, the Company’s Board of Directors approved a business transition plan to position the Company for stronger growth as it enters its second decade of service to the pharmaceutical and biotechnology industries. The new strategy was announced on October 27, 2003 and requires the Company to tightly focus on more profitable growth through expanded project services, expanded patient recruitment and a more focused approach to site management. Through this business plan, the Company will focus its resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and exit from four other therapeutic areas.

As part of this plan, the Company intends to terminate a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company expects that it will recognize approximately $600,000 of severance costs between October 2003 and December 2004. The Company recorded $519,000 of these severance costs in 2003. As of December 31, 2003, there was an accrual balance of $456,000. The Company expects to utilize the balance by the end of 2004. The following table provides the components of this balance:

	2003 Charge	Cash Payments	Balance as of December 31, 2003
Severance costs	$519,000	$63,000	$456,000

2. LIQUIDITY AND FUTURE OPERATIONS

Net cash used for operating activities was approximately $0.7 million, $2.5 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in operating activities decreased substantially in 2003 due to an increase in the net loss offset by changes in working capital accounts. Additionally, cash used in operating activities decreased from 2001 to 2002 due to the cost cutting measures (primarily contract terminations and staff reductions due to structure changes) started in prior years and continuing into 2002.

Working capital was approximately $(1.3) million as of December 31, 2003 and $1.1 million as of December 31, 2002. The decrease from December 31, 2002 to December 31, 2003 was primarily the result of the decrease in cash from funding operations.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.0 million and $2.8 million as of December 31, 2003 and December 31, 2002, respectively.

During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permitted a maximum borrowing capacity of $4.0 million. In February 2004, the Company entered into an amended and restated credit agreement with its lender. The amendment and restatement, among other things, increased the maximum borrowing capacity to $6.0 million, extended the termination date of the facility from March 15, 2005 to February 20, 2007, and modified the terms of various covenants, including financial covenants. Amounts available under the credit agreement continue to depend on the amount of the Company’s eligible receivables. At December 31, 2003, available borrowings under the credit facility were $3.8 million and the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. The Company paid $47,000 and $55,000 in commitment fees during the 2003 and 2002, respectively. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including covenants related to minimum liquidity, EBITDA (as defined in the credit agreement) and fixed charge coverage ratio requirements, a limit on fixed charges, and a requirement that by January 1, 2005, holders of over one-third of its Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the credit agreement, borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of December 31, 2003, the Company had obtained waivers for its debt covenants.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations throughout 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand into the CRO business, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2004, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

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

Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. No such losses have been recognized to date.

Goodwill

The Company acquired AmericasDoctor.com, Coordinator Services, Inc. (formally known as Pacific Coast Clinical Coordinators, Inc., or “PC3”) in April 1998. PC3 generated net losses and negative cash each year since its acquisition. During 2000, the Company closed PC3’s headquarters and consolidated certain functions at corporate in an effort to reduce PC3’s operating costs and improve financial results. PC3 continued to lose money in 2001 and revenues also declined in 2001. In the fourth quarter of 2001, the Company entered into a separation agreement and general release with the vice president of operations at PC3 and closed additional facilities. Because of continued net losses and structural changes, the Company determined that the carrying amount of goodwill might not be recoverable.

Management projected future cash flows to be generated by PC3 for the remaining life of the goodwill. As the total expected future cash flows were negative, the Company wrote off the remaining book value of the goodwill of approximately $7,208,000 at December 31, 2001.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $585,000, $36,000 and $785,000 in fiscal 2003, 2002 and 2001, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items.

Revenue Recognition

Revenue is generated from contracts with sponsors and hospitals. Revenue on each contract (“study revenue”) is recognized as the qualified patient visits occur or the service is provided. The Company’s service agreements with the investigative sites (“Sites”) provide that a percentage of the contract amount will be paid to the Sites as investigator fees. The percentage of fees paid to the Sites varies by contract depending on the level of services that the Company provides. As study revenue is recognized, the investigator fees to Sites are recognized as costs and amounts to be paid to the Sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to Sites are classified as prepaid expenses until services are performed.

In accordance with EITF 99-19 and SAB 101, the Company recognizes its study revenue on a gross basis as it acts as a principal in such transactions, can influence price, is involved in the product specifications and has credit risk.

Accounts Receivable

Accounts receivable result from services provided to sponsors and hospitals and are recorded based upon patient visits, as stipulated in the contracts. A portion of the accounts receivable balance represents earned amounts that per contract payment terms are due from the sponsors once the sponsors complete a verification of the patient visit. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Amounts received in advance of services being performed are reflected as deferred revenue.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provides allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. The allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 are as follows:

Description	Balance at Beginning of Period	Additions to Reserve	Write-Offs on Accounts	Balance at End of Period
2001	475,516	503,239	(273,865)	704,890
2002	704,890	93,965	(393,662)	405,193
2003	405,193	18,555	(40,537)	383,211

Concentration of credit risk

Financial instruments that are potentially subject to concentrations of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. No one customer accounted for greater than 10% of revenue for the years ended December 31, 2003, 2002 and 2001. The Company does not require collateral or other security to support customers’ receivables. The Company conducts periodic reviews of its customers’ financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Accounting for Stock-Based Compensation

At December 31, 2003, the Company had stock-based employee incentive plans and stock-based director and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives:

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(9,016,806)	$(6,932,411)	$(16,910,537)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,288,694)	(440,822)	(1,538,372)

Pro forma net loss	$(10,305,500)	$(7,373,233)	$(18,448,909)

Loss per share:
Basic and diluted – as reported	$(2.19)	$(1.68)	$(4.11)

Basic and diluted – pro forma	$(2.50)	$(1.79)	$(4.48)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.6% to 4.3%	4.8%	5.1%
Volatility factor	66.0% to 77.0%	66.0%	66.0%
Expected life in years	10	10	10

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The statement affected the employee severance costs recognized during 2003.

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

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Statement No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning for the first interim period beginning after June 15, 2003. Statement No. 150 had no impact upon adoption on July 1, 2003.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) for federal income tax purposes of approximately $73.2 million, $70.2 million and $68.5 million for the years ended December 31, 2003, 2002 and 2001, respectively; accordingly, no federal income tax provision has been recorded for the periods and there are no taxes payable at December 31, 2003. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carryforwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carryforwards expire in years 2008 through 2023. As such, the Company has recorded a full valuation allowance against net deferred tax assets.

At December 31, 2003, deferred income taxes consisted of the following (in thousands):

	2003	2002	2001
Net operating loss carryforward	$29,290	$29,193	$28,263
Accrued expenses	328	96	248
Reserves	126	78	253
Leasehold improvements and equipment	(52)	378	308
Other	75	47	36

Total	29,767	29,792	29,108
Less – Valuation allowance	(29,767)	(29,792)	(29,018)

Net deferred tax assets	$0	$0	$0

A reconciliation between the statutory and federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)	(6.0)	(6.0)
Goodwill impairment	0.0	0.0	1.1
Goodwill amortization	0.0	0.0	24.6
Other	1.1	2.6	(0.8)
Valuation allowance	38.9	37.4	15.1

Effective income tax rate	0%	0%	0%

5. ACQUISITION

AmericasDoctor.com, Inc. (“Old AmDoc”)

On January 6, 2000, the Company merged with Old AmDoc in a transaction accounted for as a purchase. Pursuant to the Merger, Old AmDoc became a wholly owned subsidiary of the Company and the Company changed its corporate name from Affiliated Research Centers, Inc. to AmericasDoctor.com, Inc.

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

The Company accrued restructuring and other charges of $1.8 million in connection with the merger. These charges related to the Company’s alignment of operations and product lines with the consolidation plans for the same areas. Approximately $1.5 million related to the reduction of staff and the consolidation of operations, including severance and office lease termination costs, and the remaining $0.3 million of the charges relate to the elimination of Old AmDoc’s e-commerce business. For the year ended December 31, 2000, all of the charges related to the elimination of the e-commerce business were expended; approximately $1.1 million of the charges related to the severance and office lease termination costs were expended. The remaining $0.4 million of severance costs was expended in 2001.

6. DEBT, COMMON STOCK, REDEEMABLE PREFERRED STOCK, PREFERRED STOCK AND STOCK WARRANTS

Debt

On October 30, 1998, November 24, 1998, and May 21, 1999, the Company executed convertible promissory notes in favor of each of the holders of Series A preferred stock. The Company also issued warrants to purchase 34,000 shares of Class A common stock to the issuers of a bridge loan at the inception of the loan. The aggregate principal amount outstanding under these notes was $4.5 million. The notes bore interest at the rate of 10% per annum. Immediately prior to the January 6, 2000 Merger with Old AmDoc, the note holders elected to convert, in full satisfaction of the Company’s obligations thereunder, the $4.5 million outstanding principal, plus interest and warrants, into an aggregate of 419,580 shares of the Company’s new Series A-5 preferred stock.

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

Preferred Stock

In connection with the Merger, the Company created five sub-series of Series A preferred stock. Old AmDoc preferred shares were exchanged for 150,884 Series A-1 shares, 149,602 Series A-2 shares and 297,768 Series A-3 shares. Holders of Series A preferred stock of the Company converted their shares for 888,889 Series A-4 shares and Series A-5 shares were exchanged in connection with the conversion of the promissory note. The warrants were exercised and converted into 80,000 shares of the Company’s Series A-5 preferred stock. All shares of Series A preferred stock are convertible into Class A common stock at any time at the election of the holder or upon an initial public offering at the liquidation value ($26.51, $50.13, $8.40, $11.25 and $7.90 per share, all subject to adjustment, for the Series A-1, A-2, A-3, A-4 and A-5, respectively). The conversion is subject to adjustment pursuant to certain anti-dilution provisions. Holders of Series A preferred stock are entitled to one vote for each share of Class A common stock into which their shares are convertible. At any time after March 27, 2005, with a 66 2/3% vote of Series A-2, A-3, A-4, A-5 and A-6, the holders of Series A preferred stock may require the Company to redeem the shares at the liquidation value plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. Series A preferred stock is being accreted to its redemption value. As these shares are redeemable outside the control of the Company, they are shown separately outside the stockholders’ deficit section in the accompanying consolidated balance sheet.

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

The 228,436 shares of Series B contingent convertible preferred stock issued in connection with the PC3 merger has a preference of $.01 upon liquidation, has limited voting rights and is convertible into Class A common stock upon the occurrence of a public offering of its securities, a sale, merger or consolidation with or into another company, or a liquidation (“Triggering Event”).

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

The following is a summary of the characteristics of the different classes of stock issued:

Rights and Preferences	Common		Preferred
	A	B	A	B	E
Voting	X		X		X
Convertible into Class A Common		X	X	X	X
Redeemable			X
Liquidation Preference			X	X	X
Dividend Rights			X

Warrants

On December 16, 2003, the Company issued warrants to purchase 71,250 shares of Class A common stock to third-party consultants for various services. The warrants are exercisable at $2.00 per share once vested based on various performance clauses. As of December 31, 2003, 25,000 warrants had vested.

In August 2000, the Company issued warrants to purchase 12,244 shares of Class A common stock to third-part consultants for various services. The warrants are exercisable at $10.00 per share once vested based on various performance clauses. As of December 31, 2003, all warrants had vested.

7. RELATED PARTIES

The Company maintains an equity structure, which enables the Sites to potentially participate in the equity appreciation of the Company commensurate with their individual contributions to the Company’s success. The Company has two classes of common stock, Class A common stock (“Class A Stock”) and Class B common stock (“Class B Stock”). Class B Stock is held by a limited liability company (“LLC”) established for the benefit of the Company’s Sites.

Until the Company effects a Triggering Event (as discussed in Note 6), the Class B Stock will have no right to vote. The Class B Stock is held by the LLC and the Sites have no right to receive the shares of Class B Stock until after a Triggering Event. Upon a Triggering Event, the Class B Stock will convert into 685,324 shares of Class A Stock, which will be available to the LLC for distribution to the Sites.

These shares will be distributed to the Sites according to their ownership interest, which is determined through a formula based on their respective percentage of total research revenue generated. Because the Sites that have signed a clinical research service agreement continuously earn the shares, the Company accounts for the Class B stock and LLC interests as a variable stock plan and accordingly, re-measures the value of these interests at each balance sheet date. The value of the Class B stock is highly judgmental and is based upon an independent appraisal. The annual increase or decrease in the value of these interests is reflected in the accompanying consolidated statements of operations as an expense and in the statements of stockholders’ deficit as additional paid-in capital.

8. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock incentive plans for directors and network founders (the “Plans”) which provide for the granting of options to purchase Class A Stock over a period not to exceed 10 years. Under the terms of the Plans, the option price cannot be less than 85% of the fair market value at the date of grant and options granted to participants other than directors generally vest over 4 years. Options granted to directors under the plan generally vest immediately. There is no established public trading market for the Company’s Class A Stock.

The Company has employee stock incentive plans (the “Employee Plans”) which provide for the granting of options to eligible employees to purchase Class A Stock over a period not to exceed 10 years. Options are granted at not less than fair value and may be issued under the Employee Plans until 2006.

A total of 4,509,391 shares have been reserved for issuance under the Plans until 2006.

Information regarding these option plans for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	1,169,368	$10.52	1,602,682	$10.87	1,631,535	$10.73
Options exercised	—	—	—	—	—	—
Options granted	1,814,504	2.07	146,050	2.45	137,250	10.00
Options canceled	—	—	(519,445)	9.69	(7,000)	12.50
Options forfeited	(146,614)	3.17	(59,919)	7.45	(159,103)	8.57

Options outstanding, end of period	2,837,258	$5.49	1,169,368	$10.52	1,602,682	$10.87

Options exercisable	1,790,102	$7.36	1,064,570	$10.93	1,186,265	$11.46
Weighted average fair value of options granted during the period	$1.46		$1.51		$7.72
Options available for grant at end of period	1,658,791		1,796,736		1,345,789

The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$1.25 - $5.00	2,340,813	8.1	$2.15	1,331,200	$2.26
$5.01 - $10.00	451,749	5.0	9.44	414,206	9.39
$10.01 - $179.87	44,696	5.1	140.45	44,696	140.45

	2,837,258	7.5	5.49	1,790,102	7.36

As of December 31, 2003, the Company’s current employees held approximately 2.2 million outstanding options or 17.7% of the Company’s fully diluted shares.

9. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended December 31, 2003, 5,251,221 outstanding preferred stock shares, 2,837,258 outstanding stock options and 93,541 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic net loss per share for the periods ended December 31, 2003, 2002 and 2001:

	2003			2002			2001
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available
Class A Stockholders	$7,515,255	3,430,043	$2.19	$5,777,970	3,430,043	$1.68	$14,094,458	3,430,042	$4.11
Class B Stockholders	$1,501,551	685,324	$2.19	$1,154,441	685,324	$1.68	$2,816,079	685,324	$4.11

10. LEGAL MATTERS

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or result of operations.

11. 401(k) RETIREMENT SAVINGS PLAN AND TRUST

The Company has a Cash Deferral Arrangement under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1997, and at its discretion, the Company matches a percentage of employee contributions. The Company’s contributions to the Plan were $160,000, $236,000 and $264,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

12. LEASE ARRANGEMENTS AND RENT EXPENSE

The Company has entered into operating lease agreements for office space and office equipment. In addition, the Company has capital leases for computers, furniture and equipment in connection with the expansion of its offices. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2003:

Year	Operating Leases	Capital Lease Obligations
2004	$719,384	$14,600
2005	571,270	—
2006	587,178	—
2007	607,729	—
2008	629,000	—
2009	651,015	—

Total future minimum lease commitments	$3,765,576	14,600

Less- Interest		(415)

		$14,185

The Company has operating leases expiring at various dates through December 2009. Certain leases contain escalation clauses based upon inflation. Total rent expense relating to operating leases was $799,000, $1,034,000 and $1,178,000 for the years ended December 31, 2003, 2002 and 2001, respectively, net of sublease income of approximately $117,000, $90,000 and $76,000, respectively. The total minimum rentals to be received in the future under noncancellable subleases are $57,000 as of December 31, 2003.

13. EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain officers. Such agreements provide for annual base salary, stock options, severance packages and in some instances, discretionary bonuses and payments in the event of termination without cause.

14. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2003 Quarters
Net revenue	$11,019	$12,558	$10,838	$10,984
Loss from operations	(712)	(676)	(799)	(589)
Net loss	(708)	(671)	(803)	(604)
Basic and diluted net loss per common share:
Class A	$(0.54)	$(0.54)	$(0.58)	$(0.53)
Class B	(0.54)	(0.54)	(0.58)	(0.53)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2002 Quarters
Net revenue	$13,277	$13,315	$11,875	$10,914
Loss from operations	(186)	(319)	(230)	(778)
Net loss	(148)	(292)	(216)	(762)
Basic and diluted net loss per common share:
Class A	$(0.37)	$(0.41)	$(0.38)	$(0.52)
Class B	(0.37)	(0.41)	(0.38)	(0.52)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2001 Quarters
Net revenue	$13,414	$11,607	$11,031	$12,458
Loss from operations	(1,727)	(1,618)	(1,390)	(7,299)
Net loss	(1,575)	(1,548)	(1,417)	(7,189)
Basic and diluted net loss per common share:
Class A	$(0.70)	$(0.69)	$(0.66)	$(2.06)
Class B	(0.70)	(0.69)	(0.66)	(2.06)

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to AmericasDoctor’s Registration Statement on Form 10 filed on April 26, 2001 (File No. 0-32601) (the “Form 10”))

3.2	Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor.com, Inc. to AmericasDoctor, Inc. (incorporated by reference to Exhibit 3.2 to AmericasDoctor’s Annual Report on Form 10-K filed on March 28, 2002 (File No. 0-32601) (the “Form 10-K”))

3.3	Certificates of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10)

3.4	Certificate of Designation, Preferences and Rights of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 10)

3.5	Certificate of Designation, Preferences and Rights of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.4 to the Form 10)

3.6	Certificate of Designation, Preferences and Rights of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.5 to the Form 10)

3.7	Certificate of Designation, Preferences and Rights of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.6 to the Form 10)

3.8	Certificate of Designation, Preferences and Rights of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.7 to the Form 10)

3.9	Amended Certificate of Designation, Preferences and Rights of Series A-6 Preferred Stock (incorporated by reference to Exhibit 3.8 to the Form 10)

3.10	Amended Certificate of Designation, Preferences and Rights of Series A-7 Preferred Stock (incorporated by reference to Exhibit 3.9 to the Form 10)

3.11	Certificate of Designation, Preferences and Rights of Series B Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Form 10)

3.12	Certificate of Designation, Preferences and Rights of Series C Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to the Form 10)

3.13	Certificate of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.12 to the Form 10)

3.14	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.13 to the Form 10)

4.1	Amended and Restated Registration Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10)

Exhibit No.	Description

4.2	Amendment No. 1 to Registration Rights Agreement and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Premier Research Worldwide, Ltd. and Tullis-Dickerson Capital Focus II, L.P. (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3	Investor Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Form 10)

4.4	Amendment No. 1 to Investor Rights Agreement, Waiver and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and Premier Research Worldwide, Ltd. (incorporated by reference to Exhibit 4.4 to the Form 10)

4.5	Amended and Restated Limited Liability Company Agreement of Affiliated Research Centers LLC, dated as of November 21, 1997 (incorporated by reference to Exhibit 4.5 to the Form 10)

4.6	Form of Class A Common Stock Warrant (incorporated by reference to Exhibit 4.6 to the Form 10)

4.7	Form of Clinical Research Services Agreement (incorporated by reference to Exhibit 4.7 to the Form 10)

4.8	Amendment No. 2 to Investor Rights Agreement and Consent, dated as of June 1, 2001, among AmericasDoctor.com, Inc. and LHC Corporation, Galen Associates, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P. and TD Javelin Capital Fund, L.P. (incorporated by reference to Exhibit 4.8 to the Form 10-K)

10.1*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10)

10.2*	Form of Stock Option Agreement under the Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10)

10.3*	Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

10.4*	Form of Stock Option Agreement under the Amended and Restated 1996 Director Stock Option (incorporated by reference to Exhibit 10.4 to the Form 10)

10.5*	1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.5 to the Form 10)

10.6*	Form of Stock Option Agreement under the 1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.6 to the Form 10)

Exhibit No.	Description

10.7*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 1, 2000, between AmericasDoctor.com, Inc. and C. Lee Jones (incorporated by reference to Exhibit 10.13 to the Form 10)

10.8*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of October 27, 2003, between AmericasDoctor, Inc. and Dennis Cavender†

10.9*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 14, 2003, between AmericasDoctor, Inc. and Julie Ross (incorporated by reference to Exhibit 10.1 to AmericasDoctor’s Quarterly Report on Form 10-Q filed on August 12, 2003)

10.10	Office Lease Agreement, dated April 29, 1997, between Affiliated Research Centers, Inc. and T.R.L.P. (incorporated by reference to Exhibit 10.20 to the Form 10)

10.11	Amended and Restated Revolving Credit and Security Agreement, dated as of February 20, 2004, among AmericasDoctor, Inc., AmericasDoctor.com Coordinator Services, Inc. and CapitalSource Finance LLC†

14.1	AmericasDoctor, Inc. Code of Business Conduct and Ethics†

21.1	List of Subsidiaries†

23.1	Consent of Independent Public Accountants†

24.1	Power of Attorney†

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)†

*	Management Contract or Compensatory Plan
†	Filed herewith