Form 10-Q
period 2004-03-31
ESSENTIAL GROUP INC
filed 2004-05-13
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-32601

ESSENTIAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0597050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1325 Tri-State Parkway, Suite 300

Gurnee, Illinois 60031

(Address of principal executive offices, including zip code)

(847) 855-7676

(Registrant’s telephone number, including area code)

AMERICASDOCTOR, INC.

(Former Name, if Changed Since Last Report)

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

At May 1, 2004, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$131	$1,984
Accounts receivable, net of allowance for doubtful accounts of $383 and $383	11,260	12,222
Prepaid expenses	2,835	2,766

Total current assets	14,226	16,972

FIXED ASSETS:
Cost	6,777	6,770
Less – Accumulated depreciation and amortization	(6,114)	(5,996)

Total fixed assets, net	663	774

OTHER ASSETS:
Other	27	27

Total other assets	27	27

	$14,916	$17,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$984	$2,409
Capital leases	4	14
Accrued investigator fees	8,595	9,126
Accrued wages and other	2,584	2,655
Deferred revenue	3,664	4,022

Total current liabilities	15,831	18,226

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	82,315	80,673

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	79	79
Additional paid-in-capital	33,092	33,088
Accumulated deficit	(116,359)	(114,251)

	(83,184)	(81,080)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(83,230)	(81,126)

	$14,916	$17,773

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2004	2003
REVENUE	$11,165	$11,019

EXPENSES:
Direct study costs	7,739	7,012
Selling, general and administrative	3,756	4,545
Depreciation and amortization	118	174

Total expenses	11,613	11,731

OPERATING LOSS	(448)	(712)

OTHER (EXPENSES) INCOME, net	(18)	4

Loss before provision for income taxes	(466)	(708)
PROVISION FOR INCOME TAXES	—	—

NET LOSS	(466)	(708)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	1,642	1,500

Net loss applicable to common stockholders	$(2,108)	$(2,208)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.51)	$(0.54)
Class B	(0.51)	(0.54)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043
Class B	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(466)	$(708)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	118	174
Compensatory stock options	5	12
Other	(1)	(17)
Changes in assets and liabilities, net	(1,492)	77

Net cash and cash equivalents used in operating activities	(1,836)	(462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(7)	(38)

Net cash and cash equivalents used in investing activities	(7)	(38)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on capital leases, net	(10)	38

Net cash and cash equivalents used in financing activities	(10)	38

Net decrease in cash and cash equivalents	(1,853)	(462)

CASH AND CASH EQUIVALENTS, beginning of period	1,984	2,774

CASH AND CASH EQUIVALENTS, end of period	$131	$2,312

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for
Interest on capital leases	$18	$2
Taxes	2	2

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2003 included in AmericasDoctor, Inc.’s Annual Report on Form 10-K (See Note 4).

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Liquidity and Future Operations

Net cash used in operating activities was approximately $1.8 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in operating activities increased substantially in the three months ended March 31, 2004 due to changes in working capital accounts and investment in the expansion of contract research organization (“CRO”) services (See Note 4).

Working capital was approximately $(1.6) million as of March 31, 2004 and $(1.3) million as of December 31, 2003. The decrease from December 31, 2003 to March 31, 2004 was primarily the result of the decrease in cash from funding operations in the expansion of services as a CRO.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.1 million and $2.0 million as of March 31, 2004 and December 31, 2003, respectively.

During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permitted a maximum borrowing capacity of $4.0 million. In February 2004, the Company entered into an amended and restated credit agreement with its lender. The amendment and restatement, among other things, increased the maximum borrowing capacity to $6.0 million, extended the termination date of the facility from March 15, 2005 to February 20, 2007, and modified the terms of various covenants, including financial covenants. Amounts available under the credit agreement continue to depend on the amount of the Company’s eligible receivables. At March 31, 2004, available borrowings under the credit facility were $2.9 million and the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. As of March 31, 2004, the Company had approximately $49,000 of prepaid financing fees capitalized. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including covenants related to minimum liquidity, EBITDA (as defined in the credit agreement) and fixed charge coverage ratio requirements, a limit on fixed charges, and a requirement that by January 1, 2005, holders of over one-third of its Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the credit agreement, borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of March 31, 2004, the Company was in compliance with the debt covenants.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations throughout 2004. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to expand into the CRO business, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2004, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3. Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended March 31, 2004, 5,251,221 outstanding preferred stock shares, 2,751,903 outstanding stock options and 93,541 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter ended March 31, 2004 and 2003 (unaudited, in thousands, except share data):

	Quarter Ended March 31,
	2004			2003
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(1,757)	3,430,043	$(0.51)	$(1,840)	3,430,043	$(0.54)
Class B stockholders	(351)	685,324	(0.51)	(368)	685,324	(0.54)

4. Lines of Business

On February 5, 2004, the Board of Directors of AmericasDoctor, Inc. approved a name change of the Company to Essential Group, Inc. On March 24, 2004, the Company filed a certificate of amendment to its certificate of incorporation with the Delaware Secretary of State and changed its name to Essential Group, Inc.

The Company was founded in 1994 by several physicians as an affiliated site management network and provides pharmaceutical, biotechnology, and device companies a single source for conducting Phase I-IV clinical research in the United States. The Company’s site management network is focused in four therapeutic areas: urology, gastroenterology, central nervous system, and women’s health. By integrating a leading community-based physician network and comprehensive site management expertise, the Company provides a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

Additionally, the Board of Directors approved a business plan to expand the Company’s project management and patient recruitment services into a niche contract research organization (“CRO”). As a niche CRO, the Company will initially offer focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. In addition to the project management and patient recruitment services performed in the past, the Company will offer study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through its partners, to the pharmaceutical and biotech industries.

5. New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The statement affected the employee severance costs of approximately $45,000 recognized during 2004.

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

At March 31, 2004, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended March 31,
	2004	2003
Net loss, as reported	$(2,108)	$(2,208)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156)	(208)
Pro forma net loss	$(2,264)	$(2,416)

Loss per share:
Basic and diluted – as reported	$(0.51)	$(0.54)

Basic and diluted – pro forma	$(0.55)	$(0.59)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended March 31, 2004 and 2003:

	2004	2003
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	3.9%
Volatility factor	77.0%	66.0%
Expected life in years	10	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We were founded in 1994 by several physicians as an affiliated site management network. We provide pharmaceutical, biotechnology, nutritional and device companies a single source for conducting Phase I-IV clinical research in the United States. As of May 1, 2004, we offered clinical research services through approximately 110 independently owned investigative sites encompassing approximately 300 principal investigators, with over 1,000 total physicians, operating in 30 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional and device industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a niche clinical research organization, or CRO, under a business unit named “Essential” and continue to offer our existing site management services under a business unit named “AmericasDoctor.”

As a niche CRO, we will initially offer focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. In addition to the project management and patient recruitment services performed in the past, we will offer study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners, to the pharmaceutical and biotechnology industries.

As part of this plan, we have terminated contracts with a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In connection with this plan, we anticipate that we will recognize approximately $600,000 of severance costs between October 2003 and December 2004. As of March 31, 2004, we had recognized approximately $573,000 of these severance costs. In addition, as part of the restructuring initiatives we made in 2003, we expect additional cost reductions to be realized in 2004. Also, we intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services businesses in a manner that will require minimal capital expenditures.

Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement with us and own Class A common stock could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, or the LLC, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made by our board of directors. Each LLC member’s percentage interest in the limited liability company determines that member’s share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member’s percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of Affiliated Research Centers, LLC.

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

In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed these critical accounting policies and related disclosures with our audit committee. See the notes to consolidated financial statements, which contain additional information regarding our accounting policies and other disclosures required by U.S. GAAP.

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

We have incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2008 through 2024. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Quarterly Results - First Quarter 2004 Compared to First Quarter 2003

Revenues were $11.1 million in the first quarter ended March 31, 2004 compared to $11.0 million in the first quarter ended March 31, 2003, an increase of $0.1 million, or 1.3%. The increase in revenue recognized in 2004 compared to 2003 was the result of an increase in patient recruitment services.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $7.7 million in the first quarter 2004 compared to $7.0 million in the first quarter 2003, an increase of $0.7 million, or 10.4%. Direct study costs as a percentage of revenue were 69.3% during the first quarter 2004 compared to 63.6% during the first quarter 2003. The 5.7% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $3.7 million in the first quarter 2004 compared to $4.5 million in the first quarter 2003, a decrease of $0.8 million, or 17.4%. On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project services, expanded patient recruitment and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas. As a result of the reduced therapeutic offering, we realized cost reductions in the areas of research operations ($0.8 million), shared services ($0.2 million), patient recruitment ($0.1 million) and research operations ($0.1 million) offset by an additional $0.4 million of development costs related to our expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

Depreciation and amortization expenses decreased to $0.1 million in the first quarter 2004 compared to $0.2 million in the first quarter 2003. This decrease resulted from certain fixed assets becoming fully depreciated.

The operating loss decreased to $0.4 million in the first quarter 2004 compared to $0.7 million in the first quarter 2003. As discussed above, the $0.3 million improvement is driven by the $0.1 million increase in revenues, the $0.8 million decrease in selling, general and administrative costs and the $0.1 million decrease in depreciation and amortization, which was offset by a $0.7 million increase in direct study costs.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.8 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in operating activities increased substantially in the three months ended March 31, 2004 due to changes in working capital accounts and investment in the expansion of CRO services.

Working capital was approximately $(1.6) million as of March 31, 2004 and $(1.3) million as of December 31, 2003. The decrease from December 31, 2003 to March 31, 2004 was primarily the result of the decrease in cash from funding operations in the expansion of services as a CRO.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.1 million and $2.0 million as of March 31, 2004 and December 31, 2003, respectively.

During the first quarter of 2002, we entered into a secured revolving credit agreement that permitted a maximum borrowing capacity of $4.0 million. In February 2004, we entered into an amended and restated credit agreement with our lender. The amendment and restatement, among other things, increased the maximum borrowing capacity to $6.0 million, extended the termination date of the facility from March 15, 2005 to February 20, 2007, and modified the terms of various covenants, including financial covenants. Amounts available under the credit agreement continue to depend on the amount of our eligible receivables. At March 31, 2004, available borrowings under the credit facility were $2.9 million and we had no amounts outstanding on the revolving credit agreement. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. As of March 31, 2004, we had approximately $49,000 of prepaid financing fees capitalized. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants related to the operation of our business, including covenants related to minimum liquidity, EBITDA (as defined in the credit agreement) and fixed charge coverage ratio requirements, a limit on fixed charges, and a requirement that by January 1, 2005, holders of over one-third of our Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the credit agreement, borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of March 31, 2004, we were in compliance with the debt covenants.

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

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. In addition, we have capital leases for computers, furniture and equipment in connection with the expansion of our offices. The following is a schedule of the future minimum lease commitments relating to all leases as of March 31, 2004:

	Payment due by period
Contractual Obligations	Total	2004	2005 to 2006	2007 to 2008	Beyond 2008
Capital Lease Obligations	$4,000	$4,000	—	—	—
Operating Lease Obligations	3,614,000	526,000	1,196,000	1,241,000	651,000

In addition, under the terms of our Series A preferred stock, at any time after March 27, 2005, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. Our credit facility, however, requires that by January 1, 2005, holders of over one-third of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. See “Liquidity and Capital Resources.”

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The statement affected the employee severance costs of approximately $45,000 recognized during 2004.

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

At March 31, 2004, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended March 31,
	2004	2003
Net loss, as reported	$(2,108)	$(2,208)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(156)	(208)

Pro forma net loss	$(2,264)	$(2,416)

Loss per share:
Basic and diluted – as reported	$(0.51)	$(0.54)

Basic and diluted – pro forma	$(0.55)	$(0.59)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended March 31, 2004 and 2003:

	2004	2003
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	3.9%
Volatility factor	77.0%	66.0%
Expected life in years	10	10

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At March 31, 2004, available borrowings under the credit facility were $2.9 million, and we had no amounts outstanding under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by Essential Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, an evaluation of the effectiveness of Essential Group’s disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Essential Group’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in Essential Group’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Essential Group’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits

	31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(B)	Reports on Form 8-K during the quarter ended March 31, 2004

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: May 13, 2004		Dennis N. Cavender
Chief Financial Officer and Secretary
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)