Form 10-Q
period 2004-06-30
ESSENTIAL GROUP INC
filed 2004-08-10
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

N/A

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

At August 1, 2004, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$178	$1,984
Accounts receivable, net of allowance for doubtful accounts of $383 and $383	10,081	12,222
Prepaid expenses	2,813	2,766

Total current assets	13,072	16,972

FIXED ASSETS:
Cost	6,755	6,770
Less – Accumulated depreciation and amortization	(6,194)	(5,996)

Total fixed assets, net	561	774

OTHER ASSETS:
Other	24	27

Total other assets	24	27

	$13,657	$17,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,276	$2,409
Capital leases	—	14
Accrued investigator fees	6,969	9,126
Accrued wages and other	2,656	2,655
Deferred revenue	3,481	4,022

Total current liabilities	15,382	18,226

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	83,990	80,673

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	79	79
Additional paid-in-capital	33,092	33,088
Accumulated deficit	(118,844)	(114,251)

	(85,669)	(81,080)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(85,715)	(81,126)

	$13,657	$17,773

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUE	$9,855	$12,558	$21,020	$23,577

EXPENSES:
Direct study costs	6,871	8,474	14,611	15,486
Selling, general and administrative	3,679	4,618	7,434	9,163
Depreciation and amortization	107	142	225	316

Total expenses	10,657	13,234	22,270	24,965

OPERATING LOSS	(802)	(676)	(1,250)	(1,388)

OTHER INCOME, net	(9)	5	(27)	9

Loss before provision for income taxes	(811)	(671)	(1,277)	(1,379)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(811)	(671)	(1,277)	(1,379)

ACCRETION OF PREFERRED STOCK	1,675	1,545	3,317	3,045

Net loss applicable to common stockholders	$(2,486)	$(2,216)	$(4,594)	$(4,424)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.60)	$(0.54)	$(1.12)	$(1.08)
Class B	(0.60)	(0.54)	(1.12)	(1.08)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,277)	$(1,379)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	225	316
Compensatory stock options	5	24
Other	2	(17)
Changes in assets and liabilities, net	(732)	1,039

Net cash and cash equivalents used in operating activities	(1,777)	(17)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(15)	(43)

Net cash and cash equivalents used in investing activities	(15)	(43)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on capital leases, net	(14)	31

Net cash and cash equivalents used in financing activities	(14)	31

Net decrease in cash and cash equivalents	(1,806)	(29)

CASH AND CASH EQUIVALENTS, beginning of period	1,984	2,774

CASH AND CASH EQUIVALENTS, end of period	$178	$2,745

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest on capital leases	$27	$3
Taxes	3	4

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (formerly known as AmericasDoctor, Inc., the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K (See Note 4).

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Liquidity and Future Operations

Net cash used in operating activities was approximately $1.8 million for the six months ended June 30, 2004. No material amount of cash was used for operating activities during the same period in 2003. Cash used in operating activities increased substantially in the six months ended June 30, 2004 due to changes in working capital accounts and investment in the expansion of contract research organization (“CRO”) services (See Note 4).

Working capital was approximately $(2.3) million as of June 30, 2004 and $(1.3) million as of December 31, 2003. The decrease from December 31, 2003 to June 30, 2004 was primarily the result of the decrease in cash from funding operations and the expansion of services as a CRO.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.2 million and $2.0 million as of June 30, 2004 and December 31, 2003, respectively.

During the first quarter of 2002, the Company entered into a secured revolving credit agreement that permitted a maximum borrowing capacity of $4.0 million. In February 2004, the Company entered into an amended and restated credit agreement with its lender. The amendment and restatement, among other things, increased the maximum borrowing capacity to $6.0 million, extended the termination date of the facility from March 15, 2005 to February 20, 2007, and modified the terms of various covenants, including financial covenants. Amounts available under the credit agreement continue to depend on the amount of the Company’s eligible receivables. At June 30, 2004, available borrowings under the credit facility were $1.7 million and the Company had no amounts outstanding on the revolving credit agreement. The credit agreement requires the Company to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. As of June 30, 2004, the Company had approximately $45,000 of prepaid financing fees capitalized. Borrowings under this agreement are secured by substantially all of the Company’s assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants effective for periods subsequent to June 30, 2004, related to minimum liquidity, EBITDA (as defined in the credit agreement), a fixed charge coverage ratio and a limit on fixed charges. The credit agreement also requires that by January 1, 2005, holders of over one-third of its Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the credit agreement, borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of June 30, 2004, the Company was in compliance with the debt covenants and in management’s opinion, the Company is expected to be in compliance with all covenants for the remainder of 2004.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to expand into the CRO business, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2004, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3. Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. As of June 30, 2004, 5,251,221 outstanding preferred stock shares, 2,670,673 outstanding stock options and 93,541 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter and six months ended June 30, 2004 and 2003 (unaudited, in thousands, except share data):

	Quarter Ended June 30,
	2004			2003
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A shareholders	$(2,072)	3,430,043	$(0.60)	$(1,848)	3,430,043	$(0.54)
Class B shareholders	$(414)	685,324	$(0.60)	$(368)	685,324	$(0.54)

	Six Months Ended June 30,
	2004			2003
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A shareholders	$(3,829)	3,430,043	$(1.12)	$(3,688)	3,430,043	$(1.08)
Class B shareholders	$(765)	685,324	$(1.12)	$(736)	685,324	$(1.08)

4. Lines of Business

On February 5, 2004, the Board of Directors of AmericasDoctor, Inc. approved a name change of the Company to Essential Group, Inc. On March 24, 2004, the Company filed a certificate of amendment to its certificate of incorporation with the Delaware Secretary of State and changed its name to Essential Group, Inc.

The Company was founded in 1994 by several physicians as an affiliated site management network and provides pharmaceutical, biotechnology, and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. The Company’s site management network is focused in four therapeutic areas: urology, gastroenterology, central nervous system, and women’s health. By integrating a leading community-based physician network and comprehensive site management expertise, the Company provides a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

Additionally, the Board of Directors approved a business plan to expand the Company’s project management and patient recruitment services into a specialty contract research organization (“CRO”). As a specialty CRO, the Company will initially offer focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. In addition to the project management and patient recruitment services performed in the past, the

Company will offer study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through its partners, to the pharmaceutical and biotech industries.

5. New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The statement affected the employee severance costs of approximately $55,000, which were paid during the six months ended June 30, 2004.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation provided for in SFAS 148 and has adopted the disclosure provisions of this standard.

At June 30, 2004, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,486)	$(2,216)	$(4,594)	$(4,424)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(140)	(486)	(296)	(1,318)

Pro forma net loss	$(2,626)	$(2,702)	$(4,890)	$(5,742)

Basic loss per share:
As reported	$(0.60)	$(0.54)	$(1.12)	$(1.08)
Pro forma	$(0.64)	$(0.66)	$(1.19)	$(1.40)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the six months ended June 30, 2004 and 2003:

	2004	2003
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	3.9%
Volatility factor	77.0%	66.0%
Expected life in years	10	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We were founded in 1994 by several physicians as an affiliated site management network. We provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. As of June 30, 2004, we offered clinical research services through approximately 110 independently owned investigative sites encompassing approximately 300 principal investigators, with over 1,000 total physicians, operating in 32 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional and device industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a specialty clinical research organization, or CRO, under a business unit named “Essential” and continue to offer our existing site management services under a business unit named “AmericasDoctor.”

As a specialty CRO, we will initially offer focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. In addition to the project management and patient recruitment services performed in the past, we will offer study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners, to the pharmaceutical and biotechnology industries.

As part of this plan, we have terminated contracts with a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In connection with this plan, we anticipate that we will recognize approximately $585,000 of severance costs between October 2003 and December 2004. From October 2003 through June 30, 2004, we had recognized approximately $578,000 of these severance costs. In addition, as part of the restructuring initiatives we made in 2003, we expect additional cost reductions to be realized in 2004. Also, we intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services businesses in a manner that will require minimal capital expenditures.

Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement with us and own Class A common stock could have an opportunity to participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, or the LLC, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made with the consultation of our valuation consultants. Each LLC member’s percentage interest in the limited liability company determines that member’s share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member’s percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of Affiliated Research Centers, LLC.

We have recognized operating losses in each fiscal year since our formation. Our site management services business relies heavily on the revenues generated by our investigative sites. We experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services business in the fourth quarter of 2001, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our business. Our site management services business has a history of losses. We believe our site management services business and our new CRO business will be cash positive and generate income over the long-term, however, there can be no assurance that this will be the case.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Impairment of long-lived assets;

•	Accounting for income taxes; and

•	Valuation of Class B common shares.

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

Valuation of Class B common shares

The fair value of the Class B common shares are determined by an independent third party valuation firm. The valuation is based upon financial and other information supplied by us along with public market information directly accessed by the valuation firm.

Quarterly Results

Second Quarter 2004 Compared to Second Quarter 2003

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

Revenues were $9.9 million in the second quarter ended June 30, 2004 compared to $12.6 million in the second quarter ended June 30, 2003, a decrease of $2.7 million, or 21.5%. This decrease was the result of the reduction in therapeutic offerings as discussed above plus an anticipated change in the duration of studies for some of the remaining therapeutic areas.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $6.9 million in the second quarter 2004 compared to $8.5 million in the second quarter 2003, a decrease of $1.6 million, or 18.9%. This decrease resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 69.7% during the second quarter 2004 compared to 67.5% during the second quarter 2003. The 2.2% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $3.7 million in the second quarter 2004 compared to $4.6 million in the second quarter 2003, a decrease of $0.9 million, or 20.3%. As a result of the reduced therapeutic offerings as discussed above, we realized cost reductions in the areas of research operations ($0.9 million), shared services ($0.1 million) and patient recruitment ($0.4 million) offset by an additional $0.5 million of development costs related to our expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

Depreciation and amortization expenses was approximately $0.1 million in the second quarters of 2004 and 2003.

The operating loss was $0.8 million in the second quarter 2004 compared to $0.7 million in the second quarter 2003. As discussed above, the $0.1 million increase in loss was driven by the $2.7 million decrease in revenues offset by cost reductions aggregating $2.6 million.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues were $21.0 million in the six months ended June 30, 2004 compared to $23.6 million in the six months ended June 30, 2003, a decrease of $2.6 million, or 10.8%. This decrease was the result of the reduction in therapeutic offerings relating to our business plan discussed above plus an anticipated change in the duration of studies for some of the remaining therapeutic areas.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $14.6 million in the six months ended June 30, 2004 compared to $15.5 million in the six months ended June 30, 2003, a decrease of $0.9 million, or 5.7%. This decrease resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 69.5% and 65.7% during the six months ended June 30, 2004 and 2003. The 3.8% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $7.4 million in the six months ended June 30, 2004 compared to $9.2 million in the six months ended June 30, 2003, a decrease of $1.7 million, or 18.9%. As a result of the reduced therapeutic offerings, we realized cost reductions in the areas of research operations ($1.8 million), shared services ($0.3 million) and patient recruitment ($0.6 million) offset by an additional $0.9 million of development costs related to our expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

Depreciation and amortization expenses decreased to $0.2 million in the six months ended June 30, 2004 compared to $0.3 million in the six months ended June 30, 2003. This decrease resulted from certain fixed assets becoming fully depreciated.

The operating loss was $1.3 million in the six months ended June 30, 2004 compared to $1.4 million in the six months ended June 30, 2003. As discussed above, the $0.1 million decrease in loss was driven by the $2.7 million decrease in revenues offset by cost reductions aggregating $2.6 million.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.8 million for the six months ended June 30, 2004. No material amount of cash was used for operating activities during the same period in 2003. Cash used in operating activities increased substantially in the six months ended June 30, 2004 due to changes in working capital accounts and investment in the expansion of CRO services.

Working capital was approximately $(2.3) million as of June 30, 2004 and $(1.3) million as of December 31, 2003. The decrease from December 31, 2003 to June 30, 2004 was primarily the result of the decrease in cash from funding operations and the expansion of services as a CRO.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.2 million and $2.0 million as of June 30, 2004 and December 31, 2003, respectively.

During the first quarter of 2002, we entered into a secured revolving credit agreement that permitted a maximum borrowing capacity of $4.0 million. In February 2004, we entered into an amended and restated credit agreement with our lender. The amendment and restatement, among other things, increased the maximum borrowing capacity to $6.0 million, extended the termination date of the facility from March 15, 2005 to February 20, 2007, and modified the terms of various covenants, including financial covenants. Amounts available under the credit agreement continue to depend on the amount of our eligible receivables. At June 30, 2004, available borrowings under the credit facility were $1.7 million and we had no amounts outstanding on the revolving credit agreement. The credit agreement requires us to pay a commitment fee of 0.5% per annum on the average daily-unused portion of the revolving loan. As of June 30, 2004, we had approximately $45,000 of prepaid financing fees capitalized. Borrowings under this agreement are secured by substantially all of our assets. Among other restrictions, the credit agreement includes certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants effective for periods subsequent to June 30, 2004, related to minimum liquidity, EBITDA (as defined in the credit agreement), a fixed charge coverage ratio and a limit on fixed charges. The credit agreement also requires that by January 1, 2005, holders of over one-third of our Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the credit agreement, borrowings bear interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%. As of June 30, 2004, we were in compliance with the debt covenants and in management’s opinion, we are expected to be in compliance with all covenants for the remainder of 2004.

Management believes that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand into the CRO business, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2004, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of June 30, 2004 (in thousands):

	Payment due by period
Contractual Obligations	Total	2004	2005 to 2006	2007 to 2008	Beyond 2008
Capital leases	—	—	—	—	—
Operating leases	3,426	339	1,195	1,241	651

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

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The statement affected the employee severance costs of approximately $55,000, which were paid during the six months ended June 30, 2004.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. We do not plan to change to the fair value based method of accounting for stock-based employee compensation provided for in SFAS 148 and have adopted the disclosure provisions of this standard.

At June 30, 2004, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,486)	$(2,216)	$(4,594)	$(4,424)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(140)	(486)	(296)	(1,318)

Pro forma net loss	$(2,626)	$(2,702)	$(4,890)	$(5,742)

Basic loss per share:
As reported	$(0.60)	$(0.54)	$(1.12)	$(1.08)
Pro forma	$(0.64)	$(0.66)	$(1.19)	$(1.40)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the six months ended June 30, 2004 and 2003:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. At June 30, 2004, available borrowings under the credit facility were $2.3 million, and we had no amounts outstanding under this credit facility. Accordingly, we do not expect changes in interest rates to have a material effect on our income or cash flows.

Item 4. Controls and Procedures.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

In lieu of an annual meeting of stockholders, stockholders representing a majority of the issued and outstanding shares of our voting securities, elected the following individuals to our board of directors by written consent dated April 26, 2004.

•	C. Lee Jones;

•	Ira Klimberg, M.D.;

•	Joan Neuscheler;

•	Zubeen Shroff; and

•	Christopher Steidle, M.D.

All of the above listed individuals were re-elected as members of our board of directors. For further information, see the Information Statement on Schedule 14C filed by Essential Group on April 28, 2004 (File No. 000-32601) with the Securities and Exchange Commission, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(A)	Exhibits

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

(B)	Reports on Form 8-K during the quarter ended June 30, 2004

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL GROUP, INC.

Date: August 10, 2004	By:	/s/ Dennis N. Cavender
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