Form 10-Q
period 2004-09-30
ESSENTIAL GROUP INC
filed 2004-11-12
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At November 1, 2004, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100	$1,984
Accounts receivable, net of allowance for doubtful accounts of $383 and $383	8,472	12,222
Prepaid expenses	2,728	2,766

Total current assets	11,300	16,972

FIXED ASSETS:
Cost	6,757	6,770
Less – Accumulated depreciation and amortization	(6,292)	(5,996)

Total fixed assets, net	465	774

OTHER ASSETS:
Other	24	27

Total other assets	24	27

	$11,789	$17,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,661	$2,409
Line of Credit	410
Capital leases	—	14
Accrued investigator fees	6,213	9,126
Accrued wages and other	2,644	2,655
Deferred revenue	3,324	4,022

Total current liabilities	14,252	18,226

CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	85,699	80,673

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	79	79
Additional paid-in-capital	33,092	33,088
Accumulated deficit	(121,291)	(114,251)

	(88,116)	(81,080)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(88,162)	(81,126)

	$11,789	$17,773

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUE	$8,321	$10,838	$29,341	$34,415

EXPENSES:
Direct study costs	5,756	7,267	20,367	22,753
Selling, general and administrative	3,193	4,242	10,627	13,405
Depreciation and amortization	98	128	323	444

Total expenses	9,047	11,637	31,317	36,602

OPERATING LOSS	(726)	(799)	(1,976)	(2,187)

OTHER INCOME, net	(12)	(4)	(39)	5

Loss before provision for income taxes	(738)	(803)	(2,015)	(2,182)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(738)	(803)	(2,015)	(2,182)

ACCRETION OF PREFERRED STOCK	1,709	1,577	5,026	4,622

Net loss applicable to common stockholders	$(2,447)	$(2,380)	$(7,041)	$(6,804)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.59)	$(0.58)	$(1.71)	$(1.65)
Class B	(0.59)	(0.58)	(1.71)	(1.65)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,015)	$(2,182)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	323	444
Compensatory stock options	5	35
Other	2	(14)
Changes in assets and liabilities, net	(578)	625

Net cash and cash equivalents used in operating activities	(2,263)	(1,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(17)	(49)

Net cash and cash equivalents used in investing activities	(17)	(49)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds (payments) on Line of Credit, net	410	—
Proceeds (payments) on capital leases, net	(14)	21

Net cash and cash equivalents used in financing activities	(396)	21

Net decrease in cash and cash equivalents	(1,884)	(1,120)

CASH AND CASH EQUIVALENTS, beginning of period	1,984	2,774

CASH AND CASH EQUIVALENTS, end of period	$100	$1,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest on capital leases	$39	$7
Taxes	3	5

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K (See Note 4).

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Liquidity and Future Operations

Net cash used in operating activities was approximately $2.3 million for the nine months ended September 30, 2004. Approximately $1.1 million of cash was used for operating activities during the same period in 2003. Cash used in operating activities increased substantially in the nine months ended September 30, 2004 due to changes in working capital accounts and investment in the expansion of contract research organization (“CRO”) services (See Note 4).

Working capital was approximately $(3.0) million as of September 30, 2004 and $(1.3) million as of December 31, 2003. The decrease from December 31, 2003 to September 30, 2004 was primarily the result of the decrease in cash from funding operations and the expansion of services as a CRO.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.1 million and $2.0 million as of September 30, 2004 and December 31, 2003, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility with Silicon Valley Bank (the “Credit Facility”). The Credit Facility permits a maximum borrowing capacity of $6.0 million and has a termination date of September 27, 2006.

Amounts available under the Credit Facility are calculated as a percentage of the Company’s eligible receivables and are capped at $2.5 million through December 31, 2004. As of September 30, 2004, the Company would have had an availability under the Credit Facility of $3.3 million but for the $2.5 million cap. As of September 30, 2004, the Company had $410,139 of borrowings outstanding under the Credit Facility.

The Credit Facility requires the Company to pay minimum monthly interest of $3,500, even if no borrowings are outstanding. Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. Among other restrictions, the Credit Facility includes certain restrictive covenants, including covenants related to indebtedness and asset acquisitions and dispositions, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities, a minimum tangible net worth and a requirement that holders of over one-third of its Series A-2 through A-6 preferred stock waive their rights to, or otherwise agree not to, redeem such stock until at least October 27, 2006. Under the Credit Facility, borrowings bear interest at prime plus 1.0%, subject to a minimum interest rate of 5.5% and the previously described minimum monthly interest requirement. As of September 30, 2004, the Company was in compliance with the debt covenants.

On September 27, 2004, in connection with the Company’s entry into the Credit Facility described above, the Company terminated its existing secured revolving credit agreement with CapitalSource Finance LLC (the “CapitalSource Credit Agreement”). The Credit Facility described above provides the Company with an increased borrowing capacity due to a more favorable definition and calculation of eligible receivables, more flexible financial covenants and a lower cost of borrowing.

As a result of the Company’s termination of the CapitalSource Credit Agreement, the Company was required to pay CapitalSource Finance LLC a termination fee of $150,000 plus related interest and other expenses of $18,889. These payments are reflected in the September 30, 2004 financial statements contained herein.

3.	Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. As of September 30, 2004, 5,251,221 outstanding preferred stock shares, 2,778,467 outstanding stock options and 93,541 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter and nine months ended September 30, 2004 and 2003 (unaudited, in thousands, except share data):

	Quarter Ended September 30,
	2004			2003
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A shareholders	$(2,039)	3,430,043	$(0.59)	$(1,984)	3,430,043	$(0.58)
Class B shareholders	$(407)	685,324	$(0.59)	$(396)	685,324	$(0.58)

	Nine Months Ended September 30,
	2004			2003
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A shareholders	$(5,868)	3,430,043	$(1.71)	$(5,671)	3,430,043	$(1.65)
Class B shareholders	$(1,172)	685,324	$(1.71)	$(1,133)	685,324	$(1.65)

4.	Lines of Business

On February 5, 2004, the Board of Directors of the Company approved a name change of the Company from AmericasDoctor, Inc. to Essential Group, Inc. On March 24, 2004, the Company filed a certificate of amendment to its certificate of incorporation with the Delaware Secretary of State and changed its name to Essential Group, Inc.

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

Additionally, the Board of Directors approved a business plan to expand the Company’s project management and patient recruitment services into a specialty CRO. As a specialty CRO, the Company offers focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. In addition to the project management and patient recruitment services performed in the past, the Company offers study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through its partners, to the pharmaceutical and biotech industries.

5.	New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces Emerging Issues Task Force recommendation 94-3 (“EITF 94-3”) and applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The statement resulted in the recording of employee severance costs of approximately $112,000, which were paid during the nine months ended September 30, 2004.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation provided for in SFAS No. 148 and has adopted the disclosure provisions of this standard.

At September 30, 2004, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,447)	$(2,380)	$(7,041)	$(6,804)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(366)	(442)	(944)

Pro forma net loss	$(2,592)	$(2,746)	$(7,483)	$(7,748)

Basic loss per share:
As reported	$(0.59)	$(0.58)	$(1.71)	$(1.65)
Pro forma	$(0.63)	$(0.67)	$(1.82)	$(1.88)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the nine months ended September 30, 2004 and 2003:

	2004	2003
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	3.9%
Volatility factor	77.0%	66.0%
Expected life in years	10	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, references to “the Company,” “we,” “our” and “us” in this quarterly report refer to Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) and its consolidated subsidiary.

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

Overview

We were founded in 1994 by several physicians as an affiliated site management network. We provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. As of September 30, 2004, we offered clinical research services through approximately 115 independently owned investigative sites encompassing approximately 300 principal investigators, with over 1,000 total physicians, operating in 32 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, our Board of Directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional and device industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a specialty contract research organization, or CRO, under a business unit named “Essential” and continue to offer our existing site management services under a business unit named “AmericasDoctor.”

As a specialty CRO, we offer focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. In addition to the project management and patient recruitment services performed in the past, we offer study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners, to the pharmaceutical and biotechnology industries.

As part of this plan, we have terminated contracts with a number of sites, resulting in a reduction in workforce. The plan is expected to be completed by December 2004. In connection with this plan, we anticipate that we will recognize approximately $669,000 of severance costs between October 2003 and December 2004. From October 2003 through September 30, 2004, we had recognized approximately $631,000 of these severance costs. In addition, as part of the restructuring initiatives we made in 2003, we expect additional cost reductions to be realized in 2004. Also, we intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services businesses in a manner that will fund cash needs from operations and require minimal capital expenditures.

Our Class B common stock was established in 1996 as a mechanism by which our research sites that have signed a clinical research service agreement with us and own Class A common stock could have an opportunity to further participate in our equity. All of our Class B common stock is currently held by Affiliated Research Centers, LLC, a Delaware limited liability company, or the LLC, for the benefit of its members. The amounts reflected in the results of operations represent noncash charges or credits relating to changes in value of the LLC and the Class B common stock which it owns. The value of the LLC and of the Class B common stock is determined periodically by an independent appraisal with interim valuations being made with the consultation of our valuation consultants. Each LLC member’s percentage interest in the limited liability company determines that member’s share of the Class B common stock to which they would be entitled if a distribution of those shares occurs. Each member’s percentage is determined based on a formula which includes the amount of gross revenues earned by us through that member as a percentage of the total qualifying research revenues of all members of the LLC.

We have recognized operating losses in each fiscal year since our formation. Our site management services business relies heavily on the revenues generated by our investigative sites. We experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services business in the fourth quarter of 2001, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our CRO business. Our site management services business has a history of losses. We believe our site management services business and our new CRO business will be cash positive and generate income over the long-term; however, there can be no assurance that this will be the case.

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

Accounting for Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of existing assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

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

Valuation of Class B common shares

The fair value of the Class B common shares are determined periodically by an independent third party valuation firm. The valuation is based upon financial and other information supplied by us along with public market information directly accessed by the valuation firm.

Quarterly Results

Third Quarter 2004 Compared to Third Quarter 2003

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

Revenues were $8.3 million in the third quarter ended September 30, 2004 compared to $10.8 million in the third quarter ended September 30, 2003, a decrease of $2.5 million, or 23.2%. This decrease was the result of the reduction in therapeutic offerings as discussed above plus an anticipated change in the duration of studies for some of the remaining therapeutic areas.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $5.8 million in the third quarter 2004 compared to $7.3 million in the third quarter 2003, a decrease of $1.5 million, or 20.8%. This decrease resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 69.2% during the third quarter 2004 compared to 67.1% during the third quarter 2003. The 2.1% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $3.2 million in the third quarter 2004 compared to $4.2 million in the third quarter 2003, a decrease of $1.0 million, or 24.7%. As a result of the reduced therapeutic offerings as discussed above, we realized cost reductions in the areas of research operations ($0.9 million), patient recruitment ($0.3 million) and shared services ($0.3 million) offset by $0.2 million in expenses related to the termination of the CapitalSource Credit Agreement and an additional $0.2 million of development costs related to our expansion of CRO services. See Note 4 to our consolidated financial statements included elsewhere in this quarterly report.

Depreciation and amortization expense was approximately $0.1 million in the third quarters of 2004 and 2003.

The operating loss was $0.7 million in the third quarter 2004 compared to $0.8 million in the third quarter 2003. As discussed above, the $0.1 million decrease in loss was driven by the $2.5 million decrease in revenues offset by cost reductions aggregating $2.6 million.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues were $29.3 million in the nine months ended September 30, 2004 compared to $34.4 million in the nine months ended September 30, 2003, a decrease of $5.1 million, or 14.7%. This decrease was the result of the reduction in therapeutic offerings relating to our business plan discussed above plus an anticipated change in the duration of studies for some of the remaining therapeutic areas.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $20.4 million in the nine months ended September 30, 2004 compared to $22.8 million in the nine months ended September 30, 2003, a decrease of $2.4 million, or 10.5%. This decrease resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 69.4% and 66.1% during the nine months ended September 30, 2004 and 2003, respectively. The 3.3% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $10.6 million in the nine months ended September 30, 2004 compared to $13.4 million in the nine months ended September 30, 2003, a decrease of $2.8 million, or 20.7%. As a result of the reduced therapeutic offerings, we realized cost reductions in the areas of research operations ($2.7 million), patient recruitment ($0.9 million) and shared services ($0.6 million) offset by $0.2 million in expenses related to the termination of the CapitalSource Credit Agreement and an additional $1.2 million of development costs related to our expansion of CRO services. See Note 4 to our consolidated financial statements included elsewhere in this quarterly report.

Depreciation and amortization expense decreased to $0.3 million in the nine months ended September 30, 2004 compared to $0.4 million in the nine months ended September 30, 2003. This decrease resulted from certain fixed assets becoming fully depreciated.

The operating loss was $2.0 million in the nine months ended September 30, 2004 compared to $2.2 million in the nine months ended September 30, 2003. As discussed above, the $0.2 million decrease in loss was driven by the $5.1 million decrease in revenues offset by cost reductions aggregating $5.3 million.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2.3 million for the nine months ended September 30, 2004. Approximately $1.1 million of cash was used for operating activities during the same period in 2003. Cash used in operating activities increased substantially in the nine months ended September 30, 2004 due to changes in working capital accounts and investment in the expansion of CRO services.

Working capital was approximately $(3.0) million as of September 30, 2004 and $(1.3) million as of December 31, 2003. The decrease from December 31, 2003 to September 30, 2004 was primarily the result of the decrease in cash from funding operations and the expansion of services as a CRO.

We have generated negative cash flows since its inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.1 million and $2.0 million as of September 30, 2004 and December 31, 2003, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into the Credit Facility with Silicon Valley Bank. The Credit Facility permits a maximum borrowing capacity of $6.0 million and has a termination date of September 27, 2006.

Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables and are capped at $2.5 million through December 31, 2004. As of September 30, 2004, we would have had availability under the Credit Facility of $3.3 million but for the $2.5 million cap. As of September 30, 2004, we had $410,139 of borrowings outstanding under the Credit Facility.

The Credit Facility requires us to pay minimum monthly interest of $3,500, even if no borrowings are outstanding. Borrowings under the Credit Facility are secured by substantially all of our assets. Among other restrictions, the Credit Facility includes certain restrictive covenants, including covenants related to indebtedness and asset acquisitions and dispositions and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, a minimum tangible net worth and a requirement that holders of over one-third of our Series A-2 through A-6 preferred stock waive their rights to, or otherwise agree not to, redeem such stock until at least October 27, 2006. Under the Credit Facility, borrowings bear interest at prime plus 1.0%, subject to a minimum interest rate of 5.5% and the previously described minimum monthly interest requirement. As of September 30, 2004, we were in compliance with the debt covenants and in management’s opinion, are expected to be in compliance with all covenants for the remainder of 2004.

On September 27, 2004, in connection with our entry into the Credit Facility described above, we terminated the CapitalSource Credit Agreement. The Credit Facility described above provides us with an increased borrowing capacity due to a more favorable definition and calculation of eligible receivables, more flexible financial covenants and a lower cost of borrowing.

As a result of the termination of the CapitalSource Credit Agreement, we were required to pay CapitalSource Finance LLC a termination fee of $150,000 plus related interest and other expenses of $18,889. These payments are reflected in the September 30, 2004 financial statements contained herein.

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

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of September 30, 2004 (in thousands):

	Payment due by period
Contractual Obligations	Total	2004	2005 to 2006	2007 to 2008	Beyond 2008
Operating leases	3,239	154	1,195	1,239	651

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

Impact of New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The statement resulted in the recording of employee severance costs of approximately $112,000, which were paid during the nine months ended September 30, 2004.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” provides alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, it amends the disclosure and certain transition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. The pro forma effect disclosures are also required to be prominently disclosed in interim period financial statements. We do not plan to change to the fair value based method of accounting for stock-based employee compensation provided for in SFAS No. 148 and have adopted the disclosure provisions of this standard.

At September 30, 2004, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (unaudited, in thousands, except share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,447)	$(2,380)	$(7,041)	$(6,804)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(145)	(366)	(442)	(944)

Pro forma net loss	$(2,592)	$(2,746)	$(7,483)	$(7,748)

Basic loss per share:
As reported	$(0.59)	$(0.58)	$(1.71)	$(1.65)
Pro forma	$(0.63)	$(0.67)	$(1.82)	$(1.88)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, the Credit Facility permits a maximum borrowing capacity of $6.0 million. Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables and are capped at $2.5 million through December 31,

2004. As of September 30, 2004, we would have had availability under the Credit Facility of $3.3 million but for the $2.5 million cap. As of September 30, 2004, we had $410,139 of borrowings outstanding under the Credit Facility. We do not expect changes in interest rates to have a material effect on our income or cash flows.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

(To be updated with approval of new board member(s) in Q-3)

Item 6. Exhibits

(A)	Exhibits

10.1*	Loan and Security Agreement, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Essential Group, Inc. filed on Oct. 1, 2004)

10.2*	Amendment No. 1 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Essential Group, Inc. filed on Oct. 1, 2004)

10.3*	Amendment No. 2 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Essential Group, Inc. filed on Oct. 1, 2004)

10.4	Waiver of Redemption Rights dated August 25, 2005

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Indicates incorporation by reference

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: November 12, 2004		Dennis N. Cavender
Chief Financial Officer and Secretary
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit No	Description
10.1*	Loan and Security Agreement, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Essential Group, Inc. filed on Oct. 1, 2004)

10.2*	Amendment No. 1 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Essential Group, Inc. filed on Oct. 1, 2004)

10.3*	Amendment No. 2 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Essential Group, Inc. filed on Oct. 1, 2004)

10.4	Waiver of Redemption Rights dated August 25, 2005

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)

*	Indicates incorporation by reference