Form 10-K
period 2004-12-31
ESSENTIAL GROUP INC
filed 2005-03-30
CIK 1088000

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

AmericasDoctor, Inc.

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

There is no public market for the common stock of Essential Group, Inc. At March 1, 2005, there were 3,430,043 shares of Class A common stock, par value $.001 per share, and 685,324 shares of Class B common stock, par value $.001 per share, of Essential Group, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the information statement on Schedule 14C to be filed in connection with the taking of corporate action by the stockholders of Essential Group, Inc. to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

FORWARD-LOOKING STATEMENTS

Statements in this annual report on Form 10-K that are not strictly historical, including statements as to plans, objectives and future performance, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. In addition, the statements relating to our liquidity needs and expectations are forward-looking. We have based these forward-looking statements on our current expectations and projections about future events. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. These risks and uncertainties include unanticipated trends in the clinical research industry, changes in healthcare regulations and economic, competitive, legal, governmental, and technological factors affecting operations, markets, products, services and prices. These forward-looking statements included in this annual report on Form 10-K are not guarantees of future performances, and actual results could differ from those contemplated by these forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in this annual report on Form 10-K will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

PART I

ITEM 1. BUSINESS

Unless otherwise indicated, references to “Essential Group,” “the Company,” “we,” “our” and “us” in this annual report on Form 10-K refer to Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) and its consolidated subsidiary.

Company Overview

We were founded in 1994 by several physicians as an affiliated site management network. We provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004 we expanded our services into three separate operating units under the corporate entity of Essential Group, Inc. The three units are Essential CRO, Essential Patient Recruitment, and AmericasDoctor. We are considered a pharmaceutical services company providing services across the majority of functions for clinical development including experienced clinical investigative sites. We offer our complete services across all three business units to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

We formally launched Essential Contract Research Organization (CRO) in May 2004 as a specialty full-service provider focused in three therapeutic areas of urology, women’s health, gastroenterology, and the associated oncologies for each. The CRO services are comprehensive from study design, study initiation, project management, quality assurance, data management/statistical analysis, report writing, study closeout and regulatory support for filings. We conduct trials from phase I-IV in humans. We contract directly with the sponsor of the research trial and then execute on their behalf as a contractor.

In June 2003, we formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. We had been providing patient recruitment services as a service under AmericasDoctor since 1996. This operating unit uses creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. We provide patient recruitment services in over 60 different disease states. We contract directly with the sponsor of the research project and then execute on their behalf as a contractor.

Our AmericasDoctor operating unit provides clinical research investigative site services through approximately 107 independently owned investigative sites encompassing approximately 275 principal investigators, with over 900 total physicians, operating in 32 states in the United States and the District of

Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

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

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas related to AmericasDoctor site management services. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a specialty contract research organization, or CRO, under a business unit named “Essential” and continue to offer site management services under a business unit named “AmericasDoctor.”

Research Services

General

We have built three operating units that operate across the general scope of services required to conduct phase I-IV clinical research in humans. The Essential CRO unit provides the overall project management for a clinical trial and is a replica of the clinical development organizations in the pharmaceutical industry. Our Essential Patient Recruitment unit provides the services now required in many clinical studies to identify and enroll patients into clinical trials. Our third operating unit of AmericasDoctor is a U.S. network of independently owned investigative sites to facilitate and coordinate independent clinical research trials on drugs and devices for pharmaceutical, biotechnology, nutritional and device companies and CROs located throughout the world; these entities are commonly referred to as “sponsors.” Each of the sites in our network is a party to an exclusive clinical research services agreement with us. Pursuant to the agreement, we perform various services for the site through our central office, including patient recruitment, source documentation, regulatory services, quality assurance and other consultation services. Although we provide various services to facilitate clinical research, the actual clinical trials are performed by the investigative sites. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our collective operating units provide an array of services and a network of investigative sites to sponsors with the ability to complete clinical research trials quickly and efficiently. Our business is currently focused on the U.S. markets.

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

CRO Industry

The CRO industry is global with over 600 public and private companies providing an array of services to the pharmaceutical, biotech, nutritional, device, and governmental research industries. These CRO services range from pre-clinical animal testing to post-marketing product support. The industry is dominated by companies who provide the full array of services across all therapeutic areas. The remainder of the CRO industry is specialized or niche in some manner. These niches can be by study phase, by therapeutic area, or by functional service provided. Global capability is achieved either through global owned assets or through partnerships/joint ventures. CROs range in size from six to eight figure annual revenue. Many are publicly owned such as PPD, ICON, PRA, Parexel and Covance. Most CROs are privately held.

Patient Recruitment Industry

The patient recruitment industry has emerged since the late 1990’s led by major advertising and communication companies who have seen the move into the R&D market as a natural extension of their product marketing expertise. These ad agencies have pursued clinical trial patient recruitment as a market segmentation strategy that provides them earlier access to products and clients for building relationships while applying their experience in building consumer awareness and response. The segmentation strategy of the major ad agencies into the clinical trial patient recruitment domain has had questionable results. Accordingly, a growing number of pure-play patient recruitment firms, such as ours at Essential, have emerged with a distinct focus on expanding awareness, opportunity and access to all patients for enrollment into clinical trials. This opportunity provides patients with controlled and early access to products and devices that may assist their medical condition years before the product or device is available in the market. The service can provide the sponsor with accelerated or timely enrollment that can help them meet critical timelines with an associated potential reduction in the overall cost of clinical research from timely study completion.

Investigative Sites

The investigative site industry includes all of the clinical investigators who enroll patients in clinical trials and collect information at the patient level for pharmaceutical, biotechnology and device companies and CROs. All of the investigative sites in our network are owned by private practice physicians, and a few of these sites conduct only clinical research trials. The size of the private physician practices in our network range from one physician to approximately twenty physicians. Typically, the investigative sites in our network consist of two to four physician partners in a private practice medical office. We require the investigative sites to enter into a clinical research services agreement with us, which we believe creates significant stability for our business and our clients. These agreements govern the terms and conditions upon which the investigative site performs studies and outlines the scope of services we provide to the sites. Pursuant to the terms of the clinical research services agreement, all clinical research services performed by the site are required to be conducted exclusively through us, except for studies in which we elect not to participate. In addition, these agreements contain non-competition and non-solicitation covenants that limit or prohibit these sites from competing with us or hiring our personnel for a period of time after the termination of the agreement. The clinical research services agreement provides that a percentage of the contract amount paid to us by study sponsors will be paid to the sites as investigator fees. The percentage of fees paid to investigative sites varies by contract depending upon the level of services provided to these sites. The term of the clinical research services agreement is typically two years and automatically renews for additional terms of two years, unless either party terminates with 120 days prior written notice. The agreement may also be terminated immediately if the investigative site loses its license, fails to comply with Good Clinical Practices or maintain standards of quality and scientific integrity, or is debarred from clinical research participation by local, state or federal authorities.

Services to Sponsors

CRO: We assist the sponsors through our Essential CRO unit by providing people and infrastructure they do not have to adequately execute on the portfolio of clinical trials. Our services can be used comprehensively, or on a functional need basis by the sponsor thus giving the sponsor flexibility in execution and resource deployment. The CRO oversees all aspects of the clinical trial in close oversight and control by the sponsor central management team.

As a specialty CRO, we offer focused full service CRO expertise in three key therapeutic areas: urology, gastroenterology and women’s health. These services include project management, patient recruitment, study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners, to the pharmaceutical and biotechnology industries. Our experience and expertise in project management of clinical trials, combined with our therapeutic focus, enable us to offer valuable services to the industry.

Overall Essential CRO Services Provided to Sponsors

•	Protocol design and therapeutic consultation

•	Project management

•	Rapid study startup

•	Clinical monitoring

•	Patient recruitment

•	Medical monitoring and drug safety

•	Clinical labs and packaging

•	Data management and statistical analysis

•	Quality assurance

•	Regulatory affairs

•	Training

•	Medical writing

Patient Recruitment: We assist sponsors through our Essential Patient Recruitment unit by providing strategy and execution of advertising, media procurement and placement to achieve timely recruitment of prospective patients for clinical trials. We refer the patients to the study site where medical professionals screen, enroll and manage each patient while on the clinical trial. We work directly with each study site to optimize the flow, screen and enrollment of potential interested patients. Our historical knowledge and experience from running the AmericasDoctor investigative site network is significant in helping our collaboration on patient recruitment with all study sites.

The recruitment of patients for clinical studies has been a major obstacle to the timely completion of clinical trials for over forty years. The pharmaceutical industry’s member organization, Pharmaceutical Research Manufacturers of America, estimates that over 85% of clinical studies fail to meet their patient recruitment timelines costing the industry billions of dollars a year in lost revenue, shortened patent life, and increased research and development expense. The delays to recruiting patients are often caused by stringent protocol requirements and other restrictions. In addition, many patient recruitment business models do not effectively deal with delays because they only identify potential patients; they do not actually enroll patients into clinical study treatments. Since 1998, we have conducted patient recruitment for clinical studies being conducted by the investigative sites in our network and for sites that are not in our network but are part of a multi-center trial. We intend to further focus our efforts to expand opportunities in patient recruitment.

Overall Essential Patient Recruitment Services Provided to Sponsors

•	Situation analysis

•	Strategy development

•	Tactical planning

•	Media acquisition and placement

•	Site integration

•	Implementation and enrollment

•	Metrics and reporting

AmericasDoctor: We assist the investigative sites in our AmericasDoctor network with planning and coordinating of independent clinical trials on drugs and devices for pharmaceutical, biotechnology and device companies and CROs located throughout the world. Through our network of investigative sites, we provide sponsors with access to experienced investigators and study coordinators, facilitate quick study start-up and ensure efficient production of quality study data. We provide patient recruitment to sponsors through investigative sites within and outside our network. We provide services designed to enable sponsors of clinical trials to complete the clinical research process efficiently, cost effectively and in a high quality manner.

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

Overall AmericasDoctor Services Provided to Sponsors

•	Access to experienced investigators

•	Access to large patient populations

•	Centralized management

•	Protocol consultation

•	Protocol approval

•	Accelerated product acceptance

Services to Investigative Sites

Our success is dependent upon our ability to attract and retain high quality investigative sites. We provide the following services to these independently owned sites:

•	Sales and marketing

•	Contract/budget negotiation

•	Training and education

•	Administrative and regulatory service

•	Source documentation

•	Funds management

•	Patient recruitment

Competition

CRO

The CRO service industry is highly fragmented. We compete with a number of CRO firms varying greatly in size, global reach, and service offerings. Some of our competitors have greater financial resources and name recognition, greater experience in specific diseases and offer a full range of services internal to their company. While many of these competitors are broadly focused, we are focused specifically in targeted therapeutic areas with expertise and experience in project management as an outsourced CRO service firm in assisting our customers in managing their clinical trials. While we believe that we compete favorably as a CRO service firm, there can be no assurance that we will be able to respond to pressures or changes from competitors.

Patient Recruitment

We compete with major global communications firms, niche or “pure-play” patient recruitment firms, and a few CROs, some of which may be our sponsors. Although these companies primarily focus on Phase IV trials, to a growing extent, they also perform Phase II and Phase III trials.

AmericasDoctor

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

Some other federal agencies, such as the Department of Health and Human Services, and some state and local governments may have additional regulations regarding the use of human subjects in clinical trials. In addition, regulatory initiatives, such as the Health Insurance Portability and Accountability Act, relating to the use and retention of patient medical information may have an impact on our storage and use of patient information in our databases. The information we currently use in connection with our study management services is de-identified and randomized in accordance with current regulations and we do not expect currently proposed regulatory initiatives to have a significant impact on our operations. Depending on the scope of any new regulations restricting the use and retention of patient records, however, we may be obligated to incur additional costs to implement additional systems to comply with these regulations. Although we do not expect these regulations to have a material impact on our operations, there can be no assurance that this will be the case.

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

Employees

As of February 1, 2005, we had approximately 114 full-time employees. None of our employees is represented by a labor union. We believe that relations with our employees are good.

ITEM 2. PROPERTIES

We lease approximately 31,153 square feet of space in Gurnee, Illinois where our headquarters are located. Our lease expires in December 2009, and may be extended at our option, for two additional five-year terms. We also lease approximately 700 square feet in Tacoma, Washington for a coordinator site. The lease is month to month and may be terminated at any time. We believe that our properties are generally suited for the purposes for which they are presently being used.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material litigation against us. In the ordinary course of our business, from time to time, we are a party to routine litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASERS OF EQUITY SECURITIES

There is no established public trading market for our Class A common stock. As of March 1, 2005, there were approximately 590 holders of record of our Class A common stock and one holder of record of our Class B common stock.

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

On February 10, 2003, we issued options to purchase an aggregate of 23,000 shares of Class A common stock to Galen Advisors LLC and options to purchase an aggregate of 17,000 shares of Class A common stock to LHC Corporation. The options were exercisable 100% on the date of grant and terminate on the tenth anniversary of the date of grant. These options were issued in consideration for services rendered by our directors, Zubeen Shroff and Claudie Williams, respectively, in 2002. The aggregate amount of consideration for these options was $80,000.

On December 16, 2003, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 46,250 shares of our Class A common stock at $2.00 per share to Tatum CFO Partners, LLP pursuant to an employment agreement between us and our Chief Financial Officer, Dennis N. Cavender. The warrant was issued in lieu of stock options to be granted to Mr. Cavender in consideration for his employment with us. The warrant was exercisable 25% on the first anniversary of the date of grant with the remaining portion becoming exercisable quarterly in equal installments for twelve quarters thereafter, and terminates on the tenth anniversary of the date of grant or earlier if Dennis N. Cavender ceases to be employed by us in specified circumstances. In addition, on that date, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 25,000 shares of our Class A common stock at $2.00 per share to AVOS LifeSciences, LLC in consideration for services rendered by an affiliate of AVOS LifeSciences, LLC to us in the aggregate amount of $50,000. The warrant was exercisable 100% on the date of grant and terminates on the fifth anniversary of the date of grant.

On February 5, 2004, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 12,000 shares of our Class A common stock at $2.00 per share to Galen Advisors LLC. The warrant was issued in consideration for services rendered by our director, Zubeen Shroff, in 2003. The warrant was exercisable 100% on the date of grant and terminates on the tenth anniversary of the date of grant.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information of the Essential Group as of and for each of the five years ended December 31, 2004, 2003, 2002, 2001 and 2000. The financial information for 2000 reflects the combined results of operations of Essential Group and Old AmDoc since January 6, 2000, the date of the Merger. Pro forma financial statements to reflect the acquisition of Old AmDoc have not been presented as the financial statements as of and for the year ended December 31, 2000 reflect the Merger for the entire period (the results of operations of Old AmDoc for the period from January 1 to January 5, 2000 were not significant).

The selected consolidated financial data as of and for each of the three years ended December 31, 2004 has been derived from our consolidated financial statements, which were audited by Grant Thornton LLP, our independent public accountants. The selected consolidated financial data as of and for each of the two years ended December 31, 2001 has been derived from our unaudited consolidated financial statements. You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below.

The consolidated statements of operations for each of the four years ended December 31, 2003 are being restated as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below. The consolidated balance sheets, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for each of these periods were not impacted by the restatement. You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
		(as restated)	(as restated)	(as restated, unaudited)	(as restated, unaudited)
STATEMENT OF OPERATIONS DATA:
Revenue	$47,985	$59,465	$66,587	$56,011	$57,462
Expenses
Direct study costs	36,220	44,101	48,504	38,751	38,242
Selling, general and administrative	13,892	17,751	18,590	22,415	41,164
Class B common stock (depreciation) appreciation	(117)	(178)	—	(1,919)	(1,028)
Depreciation and amortization	407	567	1,006	1,560	12,990
Impairment of goodwill	—	—	—	7,208	22,964
Total expenses	50,230	62,241	68,100	68,045	114,332
Operating loss	(2,417)	(2,776)	(1,513)	(12,034)	(56,870)
Other (expenses) income, net	(51)	(9)	95	305	304
Net loss	$(2,468)	$(2,785)	$(1,418)	$(11,729)	$(56,566)
Basic and diluted net loss per common share
Class A	$(2.24)	$(2.19)	$(1.68)	$(4.11)	$(15.62)
Class B	(2.24)	(2.19)	(1.68)	(4.11)	(15.62)

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
BALANCE SHEET DATA:
ASSETS

Current assets
Cash and cash equivalents	$1,252	$1,984	$2,774	$5,601	$9,389
Other current assets	10,958	14,988	17,283	18,245	21,016

Total current assets	12,210	16,972	20,057	23,846	30,405
Fixed assets, net	519	774	1,260	1,997	3,029
Goodwill and other assets	24	27	24	24	7,578

	$12,753	$17,773	$21,341	$25,867	$41,012

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities	$15,786	$18,227	$18,925	$22,046	$23,597
Long-term liabilities	—	—	25	53	21
Redeemable convertible preferred stock	87,443	80,673	74,442	68,928	63,746
Stockholders’ equity (deficit)
Equity	33,013	33,124	33,184	33,142	35,040
Accumulated deficit	(123,489)	(114,251)	(105,235)	(98,302)	(81,392)

Total stockholders’ equity (deficit)	(90,476)	(81,127)	(72,051)	(65,160)	(46,352)

	$12,753	$17,773	$21,341	$25,867	$41,012

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004 we expanded our services into three separate operating units under the corporate entity of Essential Group, Inc. The three units are Essential CRO, Essential Patient Recruitment, and AmericasDoctor. We are considered a pharmaceutical services company providing services across the majority of functions for clinical development including experienced clinical investigative sites. We offer our complete services across all three business units to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

We formally launched Essential Contract Research Organization (CRO) in May 2004 as a specialty full-service provider focused in three therapeutic areas of urology, women’s health, gastroenterology, and the associated oncologies for each. The CRO services are comprehensive from study design, study initiation, project management, quality assurance, data management/statistical analysis, report writing, study closeout and regulatory support for filings. We conduct trials from phase I-IV in humans. We contract directly with the sponsor of the research trial and then execute on their behalf as a contractor.

In June 2003, we formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. We had been providing patient recruitment services as a service under AmericasDoctor since 1996. This operating unit uses creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. We provide patient recruitment services in over 60 different disease states. We contract directly with the sponsor of the research project and then execute on their behalf as a contractor.

Our AmericasDoctor operating unit provides clinical research investigative site services through approximately 107 independently owned investigative sites encompassing approximately 275 principal investigators, with over 900 total physicians, operating in 32 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas related to AmericasDoctor site management services. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a specialty contract research organization, or CRO, under a business unit named “Essential” and continue to offer site management services under a business unit named “AmericasDoctor.”

As part of this plan, we have terminated contracts with a number of sites, resulting in a reduction in workforce. The plan was completed in 2004 and resulted in the recognition of approximately $716,000 of severance costs between October 2003 and December 2004. We intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services businesses in a manner that will require minimal capital expenditures.

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

Restatement of 2003 and 2002 Financial Statements

The consolidated statements of operations for our fiscal years ended December 31, 2003 and 2002, for the first three quarters of 2004 and for each quarter of 2003 and 2002 are being restated as discussed below. The consolidated balance sheets, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for each of these periods were not impacted by the restatement.

As part of our business, we provide patient recruitment services to our customers. Patient recruitment services include advertising for study participants, call center operations and other related services provided by us. These services can be contracted by the customer independent of or in conjunction with other services. Upon entering into an agreement to provide these services to a customer, we contract with third-party vendors to provide various aspects of these services. We are responsible for the selection of vendors and the negotiation of terms such as price. Further, we are directly liable for all payments arising under these third-party vendor agreements, regardless of whether we receive payment from our customers.

We have historically recorded revenues derived from our patient recruitment services business net of any related costs incurred. Although the treatment of these revenues on a net basis was consistent with what our management understood to be industry practice at the time the revenue recognition policy was adopted, management, in consultation with the Audit Committee of our Board of Directors and our independent auditor, Grant Thornton L.L.P., reviewed the above-mentioned facts in light of the multi-factor test set forth in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This review was conducted to determine whether revenue derived from our patient recruitment services business should be recorded on a gross basis.

On March 17, 2005, the Audit Committee and management determined that EITF 99-19 requires revenues derived from our patient recruitment services business to be recorded as gross revenue inclusive of any related costs incurred. The Audit Committee and management discussed this change with our independent auditor, who agreed with this determination. As such, we are restating our consolidated statements of operations to present such revenues on a gross basis in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, and EITF 99-19.

Patient recruitment revenues are reflected at gross in the consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 included in this annual report on Form 10-K and will be reflected at gross in the consolidated statements of operations in our quarterly reports on Form 10-Q to be filed with the SEC for the first three quarters of 2005. Operating losses and net losses for the restated periods are not affected by this restatement. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to reflect the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon.

The following table summarizes the restatements described above:

Effect on Consolidated Statements of Operations

(in thousands)

	Fiscal Year Ended December 31, 2003		Fiscal Year Ended December 31, 2002
	(audited)
	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue	45,399	59,465	49,381	66,587
Direct Study Costs	30,035	44,101	31,298	48,504
Total Expenses	48,175	62,241	50,894	68,100
Operating Loss	(2,776)	(2,776)	(1,513)	(1,513)

	For The Three Months Ended
	(unaudited)
	March 31		June 30		September 30		December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
2004
Revenue	11,165	13,823	9,855	12,028	8,321	9,830	—	—
Direct Study Costs	7,739	10,397	6,871	9,044	5,756	7,265	—	—
Total Expenses	11,613	14,271	10,657	12,830	9,047	10,556	—	—
Operating Loss	(448)	(448)	(802)	(802)	(726)	(726)	—	—
2003
Revenue	11,019	14,937	12,558	16,759	10,838	13,839	10,984	13,930
Direct Study Costs	7,012	10,930	8,474	12,675	7,267	10,268	7,282	10,228
Total Expenses	11,731	15,649	13,234	17,435	11,637	14,638	11,573	14,519
Operating Loss	(712)	(712)	(676)	(676)	(799)	(799)	(589)	(589)
2002
Revenue	13,277	20,357	13,315	16,809	11,875	15,911	10,914	13,510
Direct Study Costs	8,404	15,488	8,520	12,014	7,449	11,485	6,921	9,517
Total Expenses	13,463	20,543	13,634	17,128	12,105	16,141	11,692	14,288
Operating Loss	(186)	(186)	(319)	(319)	(230)	(230)	(778)	(778)

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonably based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates, judgments and assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Revenue from CRO services is generated from contracts with sponsors. Revenue on each contract is recognized as the Company provides study-related services such as project management, study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners. The Company’s service agreements with the investigator sites and third party service providers pay a fixed dollar amount per patient visit or procedure performed to be paid as a direct fee. As CRO revenue is recognized, the direct fees are recognized as costs and amounts to be paid to the Sites or third party service providers are recorded as accrued fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related advance payments to Sites or third party service providers are classified as prepaid expenses until services are performed.

Patient recruitment revenue is also generated from contracts with sponsors. Revenue on each contract is recognized as the Company provides recruitment related services such as designing and contracting media ads specific to our sponsor studies. The Company negotiates with partner and third party service providers for related media and other direct fees. As patient recruitment revenue is recognized, the direct fees are recognized as costs and amounts to be paid to the service providers are recorded as accrued fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related advance payments to partner or third party service providers are classified as prepaid expenses until services are performed.

In accordance with EITF 99-19 and Staff Accounting Bulletin SAB 101, we recognize our study revenue on a gross basis as we act as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

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

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (Restated)

For the year 2004, revenues decreased to $48.0 million compared to $59.5 million in 2003, a decrease of $11.5 million, or 19.3%. This decrease was the result of the reduction in therapeutic offerings related to study and patient recruitment services as discussed above and an anticipated change in the duration of studies for the remaining therapeutic categories.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $36.2 million in 2004 compared to $44.1 million in 2003, a decrease of $7.9 million, or 17.9%. The decrease in direct study costs resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 75.5% in 2004 compared to 74.2% in 2003. The increase was attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $13.7 million in 2004 compared to $17.8 million in 2003, a decrease of $3.9 million, or 21.7%. As a result of the reduced therapeutic offerings as discussed above, we realized cost reductions in the areas of research operations ($3.6 million), patient recruitment ($1.3 million) and shared services ($1.0 million) offset by $0.2 million in expenses related to the termination of the CapitalSource Credit Agreement and an additional $1.6 million of development costs related to our expansion of CRO services.

In 2004 and 2003, the valuation of each share of Class B common stock depreciated due to our financial performance. An independent valuation concluded that during 2004, the Class B common stock depreciated $0.17 per share to a value of $0.27 per share for a value adjustment of $0.1 million. In 2003, the valuation of each share depreciated by $0.26 per share to a value of $0.44 per share for a total value adjustment of $0.2 million. Such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

Depreciation and amortization expenses decreased to $0.4 million in 2004 compared to $0.5 million in 2003, a decrease of $0.1 million, or 28.2%. This decrease resulted from certain fixed assets becoming fully depreciated.

Operating loss decreased to $2.2 million in 2004 compared to $2.8 million in 2003. As discussed above, the $0.6 million decrease was driven by the $6.9 million decrease in revenues, which was offset by reductions of $3.2 million in direct study costs, $4.1 million reduction in selling, general and administrative costs, $0.1 million in Class B common stock depreciation and $0.1 million in depreciation and amortization.

Other expenses were $0.2 million for 2004 compared to $0.0 million of 2003. This increase was the result of interest paid on the line of credit established and utilized in 2004.

Year Ended December 31, 2003 (Restated) Compared to Year Ended December 31, 2002 (Restated)

For the year 2003, revenues decreased to $59.5 million compared to $66.6 million in 2002, a decrease of $7.1 million, or 10.7%. The economic slow down and a downturn in research and development spending by pharmaceutical companies had a negative impact on revenues during 2003. Additionally, customers, at their discretion, delayed a number of new contract start-ups until late in the second quarter 2003 and beyond due primarily to formulation issues and increased mergers and acquisitions in the industry.

Direct study costs were $44.1 million in 2003 compared to $48.5 million in 2002, a decrease of $4.4 million, or 9.1%. The decrease in direct study costs resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 74.2% in 2003 compared to 72.8% in 2002. The increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

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

Operating loss increased to $2.8 million in 2003 compared to $1.5 million in 2002. As discussed above, the $1.3 million increase was driven by the $4.0 decrease in revenues, which was offset by reductions of $1.3 million in direct study costs, $0.8 million reduction in selling, general and administrative costs, $0.2 million in Class B common stock depreciation and $0.4 million in depreciation and amortization.

Other income was $0.0 million for 2003 compared to $0.1 million of 2002. This reduction was the result of lower levels of interest-bearing cash balances due to continued operating losses.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1.2 million, $0.7 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in operating activities increased in 2004 from 2003 due to an increase in net loss resulting from the expansion of CRO services. Cash used in operating activities decreased substantially in 2003 from 2002 due to an increase in net loss offset by changes in working capital accounts.

Working capital was approximately $(3.6) million as of December 31, 2004 and ($1.3) million as of December 31, 2003. The decrease from December 31, 2003 to December 31, 2004 of $2.3 million, or 177%, was primarily the result of the decrease in cash from funding operations and the expansion of services as a CRO.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.3 million and $2.0 million as of December 31, 2004 and December 31, 2003, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility permits a maximum borrowing capacity of $6.0 million and has a termination date of September 27, 2006.

Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables and were capped at $2.5 million through December 31, 2004. As of December 31, 2004, we would have had availability under the Credit Facility of $3.6 million but for the $2.5 million cap. As of December 31, 2004, we had $0.7 million of borrowings outstanding.

The Credit Facility requires that we pay minimum monthly interest of $3,500, even if no borrowings are outstanding. Borrowings under the Credit Facility are secured by substantially all of our assets. Among other restrictions, the Credit Facility includes certain restrictive covenants, including covenants related to indebtedness and asset acquisitions and dispositions and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, a minimum tangible net worth and a requirement that holders of over one-third of our Series A-2 through A-6 preferred stock waive their rights to, or otherwise agree not to, redeem such stock until at least October 27, 2006. Under the Credit Facility, borrowings bear interest at prime plus 1.0%, subject to a minimum interest rate of 5.5% and the previously described minimum monthly interest requirement. As of December 31, 2004, we were in compliance with the debt covenants. At December 31, 2004, the prevailing interest rate under the Credit Facility was 6.25%.

On September 27, 2004, in connection with our entry into the Credit Facility described above, we terminated our existing secured revolving credit agreement with CapitalSource Finance LLC (the “CapitalSource Credit Agreement”). The Credit Facility described above provides us with an increased borrowing capacity due to a more favorable definition and calculation of eligible receivables, more flexible financial covenants and a lower cost of borrowing.

The Capital Source Credit Agreement permitted a maximum borrowing capacity of $6.0 million and was scheduled to terminate on February 20, 2007. Amounts available under the CapitalSource Credit Agreement depended on the amount of our eligible receivables. The amount available for borrowing under the CapitalSource agreement at the time of termination was approximately $1.8 million. The CapitalSource Credit Agreement required us to pay an unused line fee of 0.5% per annum on the average daily-unused portion of the revolving loan. Borrowings under this agreement were secured by substantially all of our assets. Among other restrictions, the CapitalSource Credit Agreement included certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and required us to comply with a number of affirmative covenants related to the operation of our business, including covenants related to minimum liquidity, EBITDA (as defined in the CapitalSource Credit Agreement) and fixed charge coverage ratio requirements, a limit on fixed charges, and a requirement that, by January 1, 2005, holders of over one-third of our Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the CapitalSource Credit Agreement, borrowings bore interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%.

As a result of the termination of the CapitalSource Credit Agreement, we were required to pay CapitalSource Finance LLC a termination fee of $150,000 plus related interest and other expenses of $18,889. These payments are reflected in the December 31, 2004 financial statements contained herein.

On March 28, 2005, Silicon Valley Bank and the Company agreed to amend the minimum ratio of assets to liabilities (“Quick Ratio”) financial covenant set forth in the Credit Facility described above. Under the terms of the amended agreement, we are still required to maintain a Quick Ratio of not less than 0.75 to 1.00 but if the Quick Ratio does fall below 0.75 to 1.00 but is at least 0.65 to 1.00 at any time through March 31, 2006, such violation will not constitute an event of default. The amendment extends the date for which failure to maintain a Quick Ratio of not less than 0.75 to 1.00 would not constitute an event of default if such ratio was at least 0.65 to 1.00 from June 30, 2005 to March 31, 2006. Advance rate and interest rate adjustments under the amended agreement for Quick Ratios of less than 0.75 to 1.00 but not less than 0.65 to 1.00 remain unchanged under the terms of the amendment.

Management believes that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand our CRO business, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2005, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2004 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	3,303	632	1,301	1,370	—

See also note 12 to the notes to our consolidated financial statements for the year ended December 31, 2004.

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

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $112,000, which were paid during 2004.

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

At December 31, 2004, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(9,238)	$(9,017)	$(6,932)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(578)	(1,289)	(441)

Pro forma net loss	$(9,816)	$(10,306)	$(7,373)

Loss per share:
Basic and diluted – as reported	$(2.24)	$(2.19)	$(1.68)

Basic and diluted – pro forma	$(2.39)	$(2.50)	$(1.79)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1%	3.6% to 4.3%	4.8%
Volatility factor	77.0%	66.0% to 77.0%	66.0%
Expected life in years	10	10	10

Volatility factor	77.0%	66.0 % to 77.0%	66.0%

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning for the first interim period beginning after June 15, 2003. SFAS No. 150 had no impact upon adoption on July 1, 2003.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for Essential. Essential intends to continue applying APB 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), Essential expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in Essential recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. Essential is currently evaluating the impact that adoption of SFAS No. 123(R) may have on its results of operations depending on the level and form of future equity-based compensation awards issued.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables and were capped at $2.5 million through December 31, 2004. As of December 31, 2004, we would have had availability under the Credit Facility of $3.6 million but for the $2.5 million cap. As of December 31, 2004, we had $0.7 million of borrowings outstanding under the Credit Facility. We do not expect changes in interest rates to have a material effect on our income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2004, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by Essential Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this annual report reported on Form 10-K, an evaluation of the effectiveness of Essential Group’s disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Essential Group’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in Essential Group’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, Essential Group’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 28, 2005, Silicon Valley Bank and the Company agreed to amend the minimum ratio of assets to liabilities (“Quick Ratio”) financial covenant set forth in the Credit Facility described in Item 7 above. Under the terms of the amended agreement, we are still required to maintain a Quick Ratio of not less than 0.75 to 1.00 but if the Quick Ratio does fall below 0.75 to 1.00 but is at least 0.65 to 1.00 at any time through March 31, 2006, such violation will not constitute an event of default. The amendment extends the date for which failure to maintain a Quick Ratio of not less than 0.75 to 1.00 would not constitute an event of default if such ratio was at least 0.65 to 1.00 from June 30, 2005 to March 31, 2006. Advance rate and interest rate adjustments under the amended agreement for Quick Ratios of less than 0.75 to 1.00 but not less than 0.65 to 1.00 remain unchanged under the terms of the amendment.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to compensation plans under which our Class A common stock is authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,881,190	$5.24	1,614,859

Equity compensation plans not approved by security holders	—	—	—

Total	2,881,190	$5.24	1,614,859

Additional information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements on page F-1.

See Exhibit Index on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 2005.

ESSENTIAL GROUP, INC.

By:	/s/ Dennis N. Cavender
Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 30th day of March, 2005.

Signature	Title
/s/ C. Lee Jones C. Lee Jones	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis N. Cavender Dennis N. Cavender	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Paul M. Palz Paul M. Palz	Controller (Principal Accounting Officer)

/s/ Pradip K. Banerjee, Ph.D.* Pradip K. Banerjee, Ph.D.	Chairman

/s/ Ira Klimberg, M.D.* Ira Klimberg, M.D.	Director

/s/ Joan Neuscheler* Joan Neuscheler	Director

/s/ Zubeen Shroff* Zubeen Shroff	Director

/s/ Christopher Steidle, M.D.* Christopher Steidle, M.D.	Director

* By:	/s/ Dennis N. Cavender
Dennis N. Cavender
As Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Essential Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Essential Group, Inc. and subsidiary (“the Company,” formerly known as AmericasDoctor, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our report dated February 27, 2004, we expressed an unqualified opinion on the 2003 and 2002 financial statements in conformity with accounting principles generally accepted in the United States of America. As described in Note 5 to the financial statements, the Company has changed its method of accounting for certain revenue items and has restated its 2003 and 2002 financial statements to conform with accounting principles generally accepted in the United States of America.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Group, Inc. as of December 31, 2004 and 2003, and the results of its operations, its changes in stockholders’ equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 17, 2005

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and 2003

(in 000’s)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,252	$1,984
Accounts receivable, net	8,381	12,222
Prepaid expenses	2,577	2,766

Total current assets	12,210	16,972

FIXED ASSETS:
Furniture and fixtures	1,218	1,224
Equipment	535	535
Computers and software	4,565	4,431
Leasehold improvements	577	580

	6,895	6,770
Less-Accumulated depreciation and amortization	(6,376)	(5,996)

Total fixed assets, net	519	774

OTHER ASSETS:
Other	24	27

Total other assets	24	27

	$12,753	$17,773

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,514	$2,409
Line of credit	675	—
Capital leases	—	14
Accrued investigator fees	6,690	9,126
Accrued wages and other	2,717	2,655
Deferred revenue	3,190	4,022

Total current liabilities	15,786	18,226

LONG-TERM LIABILITIES:
Other long-term liability	—	—

Total long-term liabilities	—	—

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized, 4,992,621 shares issued and outstanding	87,443	80,673

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—

Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—

Class A common stock, par value $0.001 per share, 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 outstanding	3	3

Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1

Warrants to purchase common stock	79	79
Additional paid-in-capital	32,976	33,088
Accumulated deficit	(123,489)	(114,251)

	(90,430)	(81,081)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(90,476)	(81,127)

	$12,753	$17,773

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(in 000’s except share and per share data)

		RESTATED	RESTATED
	2004	2003	2002
REVENUE	$47,985	$59,465	$66,587

EXPENSES:
Direct study costs	36,220	44,101	48,504
Selling, general and administrative	13,720	17,751	18,590
Class B common stock depreciation	(117)	(178)	—
Depreciation and amortization	407	567	1,006
Impairment of goodwill	—	—	—

Total expenses	50,230	62,241	68,100

OPERATING LOSS	(2,245)	(2,776)	(1,513)

OTHER (EXPENSES) INCOME, net	(223)	(9)	95

Loss before provision for income taxes	(2,468)	(2,785)	(1,418)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(2,468)	(2,786)	(1,418)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	6,770	6,231	5,514

Net loss applicable to common stockholders	$(9,238)	$(9,017)	$(6,932)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share
Class A	$(2.24)	$(2.19)	$(1.68)
Class B	$(2.24)	$(2.19)	(1.68)

Weighted average number of common shares outstanding
Class A	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2004, 2003 and 2002

(in 000’s except share data)

	Common Stock				Convertible Preferred Stock
	Class A ($.001 Par Value) (25,000,000 Shares Authorized)		Class B Convertible ($.001 Par Value) (685,324 Shares Authorized)		Series B ($.001 Par Value) (228,436 Shares Authorized)		Series E ($.001 Par Value) (30,164 Shares Authorized)					Treasury Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Warrants	Additional Paid-In Capital	Accumulated Deficit	Number of Shares	Par Value		Total Stockholders’ Deficit
BALANCE, December 31, 2001	3,434,625	$ 3	685,324	$ 1	228,436	$—	30,164	$—	$55	$33.083	$(98,302)	(4,583)	$	(—)	$(65,160)

Net loss	—	—	—	—	—	—	—	—	—	—	(1,418)	—		—	(1,418)
Compensatory stock options	—	—	—	—	—	—	—	—	—	41	—	—		—	41

Class B common stock depreciation	—	—	—	—	—	—	—	—	—	—	—	—		—
Warrants exercised, net	1	—	—	—	—	—	—	—	—	—	—	—		—
Accretion of redeemable convertible preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(5,514)	—		—	(5,514)

BALANCE, December 31, 2002	3,434,626	$ 3	685,324	$ 1	228,436	$—	30,164	$—	$55	$33,124	$(105,234)	(4,583)	$	(—)	$(72,051)

Net loss	—	—	—	—	—	—	—	—	—	—	(2,786)	—		—	(2,786)
Compensatory stock options	—	—	—	—	—	—	—	—	—	96	—	—		—	96
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(178)	—	—		—	(178)
Warrants issued, net	—	—	—	—	—	—	—	—	24	—	—	—		—	24
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(6,231)	—		—	(6,231)

BALANCE, December 31, 2003	3,434,626	$ 3	685,324	$ 1	228,436	$—	30,164	$—	$79	$33,042	$(114,251)	(4,583)	$	(—)	$(81,126)

Net loss	—	—	—	—	—	—	—	—	—	—	(2,468)	—		—	(2,468)
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(112)	—	—		—	(112)
Warrants issued, net	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(6,770)	—		—	(6,770)

BALANCE, December 31, 2004	3,434,626	$ 3	685,324	$ 1	228,436	$—	30,164	$—	$79	$32,930	$(123,489)	(4,583)	$	(—)	$(90,476)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(in 000’s)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,468)	$(2,786)	$(1,418)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities-
Depreciation and amortization	407	567	1,006
Impairment of goodwill	—	—	—
Class B common stock depreciation	(117)	(178)	—
Compensatory stock options	5	95	42
Warrant compensation for professional services	—	24	—
Other	2	(15)	(7)
Changes in assets and liabilities
Accounts receivable	3,841	803	541
Prepaid expenses	189	1,492	421
Other assets	4	(4)	—
Accounts payable	106	668	(1,038)
Accrued investigator fees	(2,437)	169	(632)
Accrued wages and other	61	(115)	(655)
Deferred revenue	(832)	(1,431)	(780)
Other liabilities	—	(25)	(25)

Net cash and cash and equivalents used in operating activities	(1,239)	(734)	(2,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(154)	(67)	(262)

Net cash and cash equivalents used in investing activities	(154)	(67)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	675	—	—
Proceeds (payments) on capital leases and debt, net	(14)	11	(19)

Net cash and cash equivalents provided by (used in) financing activities	661	11	(19)

Net decrease in cash and cash equivalents	(732)	(790)	(2,827)

CASH AND CASH EQUIVALENTS, beginning of period	1,984	2,774	5,601

CASH AND CASH EQUIVALENTS, end of period	$1,252	$1,984	$2,774

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for
Interest on capital leases and debt	$51	$22	$16
Taxes	4	6	18

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

1. LINES OF BUSINESS

The Company was founded in 1994 by several physicians as an affiliated site management network. The Company provides pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004 we expanded our services into three separate operating units under the corporate entity of Essential Group, Inc. The three units are Essential CRO, Essential Patient Recruitment, and AmericasDoctor. We are considered a pharmaceutical services company providing services across the majority of functions for clinical development including experienced clinical investigative sites. We offer our complete services across all three business units to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

Our AmericasDoctor operating unit provides clinical research investigative site services through approximately 107 independently owned investigative sites encompassing approximately 275 principal investigators, with over 900 total physicians, operating in 32 states in the United States and the District of Columbia. Through its network of investigative sites, the Company provides sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. The Company’s network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, the Company provides a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

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

On September 17, 2003, the Company’s Board of Directors approved a business transition plan to position the Company for stronger growth as it enters its second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires the Company to tightly focus on more profitable growth through expanded project services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, the Company will focus its resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and exit from four other therapeutic areas related to AmericasDoctor site management services. In accordance with the Company’s business plan, the Company changed its name to “Essential Group, Inc.” on March 24, 2004 and is offering expanded project management services and patient recruitment as a specialty contract research organization, or CRO, under a business unit named “Essential” and continues to offer site management services under a business unit named “AmericasDoctor.”

As part of this plan, the Company has terminated a number of sites, resulting in a reduction in workforce. The plan was completed by December 2004. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recognized approximately $716,000 of severance costs between October 2003 and December 2004. The Company recorded $519,000 of these severance costs in 2003. As of December 31, 2004, there was an accrual balance of $47,000 relating to charges taken in 2004. The Company expects to utilize the balance by the end of March 2005. The following table provides the components of this balance: (in thousands)

	2004 Charge	Cash Payments	Balance as of December 31, 2004
Severance costs	$197,000	$150,000	$47,000

2. LIQUIDITY AND FUTURE OPERATIONS

Net cash used in operating activities was approximately $1.2 million, $0.7 million and $2.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in operating activities increased in 2004 from 2003 due to changes in working capital accounts offset by a decrease in net loss. Cash used in operating activities decreased substantially in 2003 from 2002 due to an increase in net loss offset by changes in working capital accounts.

Working capital was approximately $(3.6) million as of December 31, 2004 and ($1.3) million as of December 31, 2003. The decrease from December 31, 2003 to December 31, 2004 of $2.3 million, or 177%, was primarily the result of the decrease in cash from funding operations and the expansion of services as a CRO.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.3 million and $2.0 million as of December 31, 2004 and December 31, 2003, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit agreement with Silicon Valley Bank (the “Credit Facility”). The Credit Facility permits a maximum borrowing capacity of $6.0 million and has a termination date of September 27, 2006.

Amounts available under the Credit Facility are calculated as a percentage of the Company’s eligible receivables and were capped at $2.5 million through December 31, 2004. As of December 31, 2004, the Company would have had availability under the Credit Facility of $3.6 million but for the $2.5 million cap. As of December 31, 2004, the Company had $0.7 million of borrowings outstanding under the Credit Facility.

The Credit Facility requires the Company to pay minimum monthly interest of $3,500, even if no borrowings are outstanding. Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. Among other restrictions, the Credit Facility includes certain restrictive covenants, including covenants related to indebtedness and asset acquisitions and dispositions and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities, a minimum tangible net worth and a requirement that holders of over one-third of its Series A-2 through A-6 preferred stock waive their rights to, or otherwise agree not to, redeem such stock until at least October 27, 2006. Under the Credit Facility, borrowings bear interest at prime plus 1.0%, subject to a minimum interest rate of 5.5% and the previously described minimum monthly interest requirement. As of December 31, 2004, the Company was in compliance with the debt covenants. At December 31, 2004, the prevailing interest rate under the Credit Facility was 6.25%.

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

The Capital Source Credit Agreement permitted a maximum borrowing capacity of $6.0 million and was scheduled to terminate on February 20, 2007. Amounts available under the CapitalSource Credit Agreement depended on the amount of the Company’s eligible receivables. The amount available for borrowing under the CapitalSource agreement at the time of termination was approximately $1.8 million. The CapitalSource Credit Agreement required the Company to pay an unused line fee of 0.5% per annum on the average daily-unused portion of the revolving loan. Borrowings under this agreement were secured by substantially all of the Company’s assets. Among other restrictions, the CapitalSource Credit Agreement included certain restrictive covenants, including covenants related to indebtedness, related party transactions and investment limitations and required the Company to comply with a number of affirmative covenants related to the operation of its business, including covenants related to minimum liquidity, EBITDA (as defined in the CapitalSource Credit Agreement) and fixed charge coverage ratio requirements, a limit on fixed charges, and a requirement that, by January 1, 2005, holders of over one-third of its Series A-2 through A-6 preferred stock shall have waived their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. Under the CapitalSource Credit Agreement, borrowings bore interest at prime plus 2.0%, subject to a minimum interest rate of 7.5%.

As a result of the termination of the CapitalSource Credit Agreement, the Company was required to pay CapitalSource Finance LLC a termination fee of $150,000 plus related interest and other expenses of $18,889. These payments are reflected in the December 31, 2004 financial statements.

On March 28, 2005, Silicon Valley Bank and the Company agreed to amend the minimum ratio of assets to liabilities (“Quick Ratio”) financial covenant set forth in the Credit Facility described above. Under the terms of the amended agreement, the Company is still required to maintain a Quick Ratio of not less than 0.75 to 1.00 but if the Quick Ratio does fall below 0.75 to 1.00 but is at least 0.65 to 1.00 at any time through March 31, 2006, such violation will not constitute an event of default. The amendment extends the date for which failure to maintain a Quick Ratio of not less than 0.75 to 1.00 would not constitute an event of default if such ratio was at least 0.65 to 1.00 from June 30, 2005 to March 31, 2006. Advance rate and interest rate adjustments under the amended agreement for Quick Ratios of less than 0.75 to 1.00 but not less than 0.65 to 1.00 remain unchanged under the terms of the amendment.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to expand its CRO business, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2005, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Essential Group, Inc. and its wholly owned subsidiary from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Long-lived assets are reviewed for impairment whenever events such as service discontinuance, contract terminations, economic or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, the Company compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is calculated using discounted expected future cash flows. No such losses have been recognized to date.

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $208,000, $585,000 and $36,000 in fiscal 2004, 2003 and 2002, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items.

Revenue Recognition

Revenue is generated from contracts with sponsors. Revenue on each contract (“study revenue”) is recognized as the qualified patient visits occur or the service is provided. The Company’s service agreements with the investigative sites (“Sites”) provide that a percentage of the contract amount will be paid to the Sites as investigator fees. The percentage of fees paid to the Sites varies by contract depending on the level of services that the Company provides. As study revenue is recognized, the investigator fees to Sites are recognized as costs and amounts to be paid to the Sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to Sites are classified as prepaid expenses until services are performed.

Revenue from CRO services is generated from contracts with sponsors. Revenue on each contract is recognized as the Company provides study-related services such as project management, study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners. The Company’s service agreements with the investigator sites and third party service providers pay a fixed dollar amount per patient visit or procedure performed to be paid as a direct fee. As CRO revenue is recognized, the direct fees are recognized as costs and amounts to be paid to the Sites or third party service providers are recorded as accrued fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related advance payments to Sites or third party service providers are classified as prepaid expenses until services are performed.

Patient recruitment revenue is also generated from contracts with sponsors. Revenue on each contract is recognized as the Company provides recruitment related services such as designing and contracting media ads specific to our sponsor studies. The Company negotiates with partner and third party service providers for related media and other direct fees. As patient recruitment revenue is recognized, the direct fees are recognized as costs and amounts to be paid to the service providers are recorded as accrued fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related advance payments to partner or third party service providers are classified as prepaid expenses until services are performed.

In accordance with EITF 99-19 and SAB 101, the Company recognizes its study revenue on a gross basis as it acts as a principal in such transactions, can influence price, is involved in the product specifications and has credit risk.

Accounts Receivable

Accounts receivable result from services provided to sponsors and are recorded based upon patient visits or other services provided, as stipulated in the contracts. A portion of the accounts receivable balance represents earned amounts that per contract payment terms are due from the sponsors once the sponsors complete a verification of the patient visit. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. Amounts received in advance of services being performed are reflected as deferred revenue.

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provides allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. The allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 was as follows:

Description	Balance at Beginning of Period	Additions to Reserve	Write-Offs on Accounts	Balance at End of Period
2002	704,890	93,965	(393,662)	405,193
2003	405,193	18,555	(40,537)	383,211
2004	383,211	151,952	—	535,163

Concentration of credit risk

Financial instruments that are potentially subject to concentrations of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers. No one customer accounted for greater than 10% of revenue for the years ended December 31, 2004, 2003 and 2002. The Company does not require collateral or other security to support customers’ receivables. The Company conducts periodic reviews of its customers’ financial conditions and vendor payment practices to minimize collection risks on trade accounts receivable.

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

Accounting for Stock-Based Compensation

At December 31, 2004, the Company had stock-based employee incentive plans and stock-based director and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives: (In thousands except per share data.)

	Year Ended December 31,
	2004	2003	2002
Net loss, as reported	$(9,238)	$(9,017)	$(6,932)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(578)	(1,289)	(441)

Pro forma net loss	$(9,816)	$(10,306)	$(7,373)

Loss per share:
Basic and diluted – as reported	$(2.24)	$(2.19)	$(1.68)

Basic and diluted – pro forma	$(2.39)	$(2.50)	$(1.79)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.1	3.6% to 4.3%	4.8%
Volatility factor	77.0%	66.0% to 77.0%	66.0%
Expected life in years	10	10	10

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

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is effective at the beginning for the first interim period beginning after June 15, 2003. SFAS No. 150 had no impact upon adoption on July 1, 2003.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for Essential. Essential intends to continue applying APB 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), Essential expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in Essential recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. Essential is currently evaluating the impact that adoption of SFAS No. 123(R) may have on its results of operations depending on the level and form of future equity-based compensation awards issued.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) for federal income tax purposes of approximately $75.5 million, $73.2 million and $70.2 million for the years ended December 31, 2004, 2003 and 2002, respectively; accordingly, no federal income tax provision has been recorded for the periods and there are no taxes payable at December 31, 2004. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry-forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry-forwards expire in years 2008 through 2024. As such, the Company has recorded a full valuation allowance against net deferred tax assets.

At December 31, 2004, deferred income taxes consisted of the following (in thousands):

	2004	2003	2002
Net operating loss carry-forward	$30,194	$29,290	$29,193
Accrued expenses	114	328	96
Reserves	214	126	78
Leasehold improvements and equipment	(28)	(52)	378
Other	93	75	47

Total	30,587	29,767	29,792

Less – Valuation allowance	(30,587)	(29,767)	(29,792)

Net deferred tax assets	$0	$0	$0

A reconciliation between the statutory and federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Statutory federal income tax rate	(34.0)%	(34.0)%	(34.0)%
State taxes	(6.0)	(6.0)	(6.0)
Other	2.6	1.1	2.6
Valuation allowance	37.4	38.9	37.4

Effective income tax rate	0%	0%	0%

5. RESTATEMENT OF 2003 AND 2002 FINANCIAL STATEMENTS

The Company’s consolidated statements of operations for its fiscal years ended December 31, 2003 and 2002 are being restated as discussed below. The consolidated balance sheets, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for each of these periods were not impacted by the restatement.

As part of its business, the Company provides patient recruitment services to its customers. Patient recruitment services include advertising for study participants, call center operations and other related services used in the conduct of Phase I-IV clinical research. Patient recruitment services can be contracted by the customer independent of or in conjunction with the other services provided by the Company. Upon entering into an agreement to provide these services to a customer, the Company contracts with third-party vendors to provide various aspects of these services. The Company is responsible for the selection of the vendors and the negotiation of terms such as price. Further, the Company is directly liable for all payments arising under any third party vendor agreement, regardless of whether the Company receives payment from its customers.

The Company has historically recorded revenues derived from its patient recruitment services business net of any related costs incurred. Although the treatment of these revenues on a net basis was consistent with what the Company’s management understood to be industry practice at the time the revenue recognition policy was adopted, management, in consultation with the Audit Committee of the Board of Directors of the Company and the Company’s independent auditor, Grant Thornton L.L.P., reviewed the above-mentioned facts in light of the multi-factor test set forth in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”). This review was conducted in order to determine whether revenue derived from the Company’s patient recruitment services business should be recorded on a gross basis.

On March 17, 2005, the Audit Committee and management determined that EITF 99-19 requires revenues derived from our patient recruitment services business to be recorded as gross revenue inclusive of any related costs incurred. The Audit Committee and management discussed this change with the Company’s independent auditor, who agreed with this determination. As such, the Company is restating its consolidated statements of operations for the fiscal years ended December 31, 2003 and 2002 to present such revenues on a gross basis in accordance with accounting principles generally accepted in the United States and EITF 99-19. Operating losses and net losses for the restated periods are not affected by this restatement.

6. COMMON STOCK, REDEEMABLE PREFERRED STOCK, PREFERRED STOCK AND STOCK WARRANTS

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

Warrants

On February 5, 2004, the Company issued warrants to purchase 12,000 shares of Class A common stock exercisable at $2.00 per share to Galen Advisors LLC. The warrants were issued in consideration for services rendered by our director, Zubeen Shroff, in 2003 and were exercisable 100% on the date of grant and terminate on the tenth anniversary of the date of grant.

On December 16, 2003, the Company issued warrants to purchase 71,250 shares of Class A common stock to third-party consultants for various services. The warrants are exercisable at $2.00 per share once vested based on various performance clauses. As of December 31, 2004, 36,562 warrants had vested.

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

A total of 4,509,391 shares have been reserved for issuance under the Plans until 2006.

Information regarding these option plans for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,837,258	$5.49	1,169,368	$10.52	1,602,682	$10.87

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options exercised	—	—	—	—	—	—
Options granted	511,949	1.36	1,814,504	2.07	146,050	2.45
Options canceled	—	—	—	—	(519,445)	9.69
Options forfeited	(468,017)	3.17	(146,614)	3.17	(59,919)	7.45

Options outstanding, end of period	2,881,190	$5.24	2,837,258	$5.49	1,169,368	$10.52

Options exercisable	2,025,024	$6.71	1,790,102	$7.36	1,064,570	$10.93
Weighted average fair value of options granted during the period	$1.25		$1.46		$1.51
Options available for grant at end of period	1,614,859		1,658,791		1,796,736

The following table summarizes information about options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$1.25 - $5.00	2,413,749	7.2	$2.00	1,568,213	$2.20
$5.01 - $10.00	422,745	4.6	9.41	412,115	9.39
$10.01 - $179.87	44,696	5.1	140.45	44,696	140.45

	2,881,190	6.8	$5.24	2,025,024	$6.71

As of December 31, 2004, the Company’s current employees held approximately 2.0 million outstanding options or 17.7% of the Company’s fully diluted shares.

9. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended December 31, 2004, 5,251,221 outstanding preferred stock shares, 2,881,190 outstanding stock options and 93,541 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic net loss per share for the periods ended December 31, 2004, 2003 and 2002: (in thousands except share and per share data)

	2004			2003			2002
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available

Class A Stockholders	$7,699	3,430,043	$2.24	$7,515	3,430,043	$2.19	$5,778	3,430,043	$1.68

Class B Stockholders	$1,538	685,324	$2.24	$1,502	685,324	$2.19	$1,154	685,324	$1.68

10. LEGAL MATTERS

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or result of operations.

11. 401(k) RETIREMENT SAVINGS PLAN AND TRUST

The Company has a Cash Deferral Arrangement under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1997, and at its discretion, the Company matches a percentage of employee contributions. The Company’s contributions to the Cash Deferral Arrangement were $47,000, $160,000 and $236,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

12. LEASE ARRANGEMENTS AND RENT EXPENSE

The Company has entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2004: (in thousands)

Year	Operating Leases
2005	$632
2006	648
2007	653
2008	673
2009	697

Total future minimum lease commitments	$3,303

The Company has operating leases expiring at various dates through December 2009. Certain leases contain escalation clauses based upon inflation. Total rent expense relating to operating leases was $681,000, $799,000 and $1,034,000 for the years ended December 31, 2004, 2003 and 2002, respectively, net of sublease income of approximately $57,000, $117,000 and $90,000, respectively. The sublease expired in September 2004.

13. EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain officers. Such agreements provide for annual base salary, stock options, severance packages and in some instances, discretionary bonuses and payments in the event of termination without cause.

14. QUARTERLY FINANCIAL SUMMARY (AS RESTATED) (UNAUDITED)

As discussed further in Note 5, on March 17, 2005, the Audit Committee and management determined that EITF 99-19 requires revenues derived from the Company’s patient recruitment services business to be recorded as gross revenue inclusive of any related costs incurred. The Audit Committee and management discussed this change with the Company’s independent auditor, who agreed with this determination. The amounts below for the first, second and third quarters of 2004 and for each quarter of 2003 and 2002 have been restated to present revenues on a gross basis in accordance with accounting principles generally accepted in the United States and EITF 99-19.

	First	Second	Third	Fourth
	(in thousands, except per share data)
2004 Quarters
Net revenue	$13,823	$12,028	$9,830	$12,303
Loss from operations	(498)	(802)	(726)	(441)
Net loss	(466)	(811)	(738)	(453)
Basic and diluted net loss per common share:
Class A	$(0.51)	$(0.60)	$(0.59)	$(0.53)
Class B	(0.51)	(0.60)	(0.59)	(0.53)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2003 Quarters
Net revenue	$14,937	$16,759	$13,839	$13,930
Loss from operations	(712)	(676)	(799)	(589)
Net loss	(708)	(671)	(803)	(604)
Basic and diluted net loss per common share:
Class A	$(0.54)	$(0.54)	$(0.58)	$(0.53)
Class B	(0.54)	(0.54)	(0.58)	(0.53)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2002 Quarters
Net revenue	$20,357	$16,809	$15,911	$13,510
Loss from operations	(186)	(319)	(230)	(778)
Net loss	(148)	(292)	(216)	(762)
Basic and diluted net loss per common share:
Class A	$(0.37)	$(0.41)	$(0.38)	$(0.52)
Class B	(0.37)	(0.41)	(0.38)	(0.52)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Essential Group, Inc.’s Registration Statement on Form 10 filed on April 26, 2001 (File No. 0-32601) (the “Form 10”))

3.2	Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor.com, Inc. to AmericasDoctor, Inc. (incorporated by reference to Exhibit 3.2 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 28, 2002 (File No. 0-32601))

3.3	Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor, Inc. to Essential Group, Inc.†

3.4	Certificates of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10)

3.5	Certificate of Designation, Preferences and Rights of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 10)

3.6	Certificate of Designation, Preferences and Rights of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.4 to the Form 10)

3.7	Certificate of Designation, Preferences and Rights of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.5 to the Form 10)

3.8	Certificate of Designation, Preferences and Rights of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.6 to the Form 10)

3.9	Certificate of Designation, Preferences and Rights of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.7 to the Form 10)

3.10	Amended Certificate of Designation, Preferences and Rights of Series A-6 Preferred Stock (incorporated by reference to Exhibit 3.8 to the Form 10)

3.11	Amended Certificate of Designation, Preferences and Rights of Series A-7 Preferred Stock (incorporated by reference to Exhibit 3.9 to the Form 10)

3.12	Certificate of Designation, Preferences and Rights of Series B Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Form 10)

3.13	Certificate of Designation, Preferences and Rights of Series C Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to the Form 10)

3.14	Certificate of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.12 to the Form 10)

3.15	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.13 to the Form 10)

4.1	Amended and Restated Registration Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10)

Exhibit No.	Description
4.2	Amendment No. 1 to Registration Rights Agreement and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Premier Research Worldwide, Ltd. and Tullis-Dickerson Capital Focus II, L.P. (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3	Investor Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Form 10)

4.4	Amendment No. 1 to Investor Rights Agreement, Waiver and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and Premier Research Worldwide, Ltd. (incorporated by reference to Exhibit 4.4 to the Form 10)

4.5	Amended and Restated Limited Liability Company Agreement of Affiliated Research Centers LLC, dated as of November 21, 1997 (incorporated by reference to Exhibit 4.5 to the Form 10)

4.6	Form of Class A Common Stock Warrant (incorporated by reference to Exhibit 4.6 to the Form 10)

4.7	Form of Clinical Research Services Agreement (incorporated by reference to Exhibit 4.7 to the Form 10)

4.8	Amendment No. 2 to Investor Rights Agreement and Consent, dated as of June 1, 2001, among AmericasDoctor.com, Inc. and LHC Corporation, Galen Associates, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P. and TD Javelin Capital Fund, L.P. (incorporated by reference to Exhibit 4.8 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 28, 2002 (File No. 0-32601))

4.9	Waiver of Redemption Rights dated August 25, 2005 (incorporated by reference to Exhibit 10.4 to Essential Group, Inc.’s Quarterly Report on Form 10-Q filed on Nov. 12, 2004)

10.1*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10)

10.2*	Form of Stock Option Agreement under the Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10)

10.3*	Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

10.4*	Form of Stock Option Agreement under the Amended and Restated 1996 Director Stock Option (incorporated by reference to Exhibit 10.4 to the Form 10)

10.5*	1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.5 to the Form 10)

Exhibit No.	Description
10.6*	Form of Stock Option Agreement under the 1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.6 to the Form 10)

10.7*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 1, 2000, between AmericasDoctor.com, Inc. and C. Lee Jones (incorporated by reference to Exhibit 10.13 to the Form 10)

10.8*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of October 27, 2003, between AmericasDoctor, Inc. and Dennis Cavender (incorporated by reference to Exhibit 10.8 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 19, 2004 (File No. 0-32601))

10.9*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 14, 2003, between AmericasDoctor, Inc. and Julie Ross (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2003)

10.10	Office Lease Agreement, dated April 29, 1997, between Affiliated Research Centers, Inc. and T.R.L.P. (incorporated by reference to Exhibit 10.20 to the Form 10)

10.11	Loan and Security Agreement, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on Oct. 1, 2004)

10.12	Amendment No. 1 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Essential Group, Inc.’s Current Report on Form 8-K filed on Oct. 1, 2004)

10.13	Amendment No. 2 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to Essential Group, Inc.’s Current Report on Form 8-K filed on Oct. 1, 2004)

10.14	Amendment to Loan Documents, dated March 28, 2005, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank†

10.15*	Letter Agreement, dated December 10, 2004, between Essential Group, Inc. and Pradip K. Banerjee, Ph.D. (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on Dec. 13, 2004)

21.1	List of Subsidiaries†

23.1	Consent of Independent Public Accountants†

24.1	Power of Attorney†

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)†

*	Management Contract or Compensatory Plan
†	Filed herewith