Form 10-Q
period 2005-03-31
ESSENTIAL GROUP INC
filed 2005-05-13
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At May 1, 2005, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,859	$1,252
Accounts receivable, net of allowance for doubtful accounts of $629 and $535	9,005	8,381
Prepaid expenses	2,554	2,577

Total current assets	16,418	12,210

FIXED ASSETS:
Cost	7,084	6,895
Less – Accumulated depreciation and amortization	(6,489)	(6,376)

Total fixed assets, net	595	519

OTHER ASSETS:
Other	52	24

Total other assets	52	24

	$17,065	$12,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,676	$2,514
Line of Credit	672	675
Accrued investigator fees	7,179	6,690
Accrued wages and other	2,434	2,717
Deferred revenue	7,400	3,190

Total current liabilities	20,361	15,786

CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	89,232	87,443

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	90	79
Additional paid-in-capital	32,965	32,976
Accumulated deficit	(125,541)	(123,489)

	(92,482)	(90,430)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(92,528)	(90,476)

	$17,065	$12,753

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
		(As Restated)
REVENUE	$13,521	$13,823

EXPENSES:
Direct study costs	10,330	10,397
Selling, general and administrative	3,350	3,756
Depreciation and amortization	113	118

Total expenses	13,793	14,271

OPERATING LOSS	(272)	(448)

OTHER (EXPENSES) INCOME, net	9	(18)

Loss before provision for income taxes	(263)	(466)

PROVISION FOR INCOME TAXES	—	—

NET LOSS	(263)	(466)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	1,789	1,642

Net loss applicable to common stockholders	$(2,052)	$(2,108)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.50)	$(0.51)
Class B	(0.50)	(0.51)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043
Class B	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(263)	$(466)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	113	118
Compensatory stock options	—	5
Other	—	(1)
Changes in assets and liabilities, net	3,949	(1,492)

Net cash and cash equivalents generated from (used in) operating Activities	3,799	(1,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(189)	(7)

Net cash and cash equivalents used in investing activities	(189)	(7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	(3)	—
Proceeds (payments) on capital leases, net	—	(10)

Net cash and cash equivalents used in financing activities	(3)	(10)

Net decrease in cash and cash equivalents	3,607	(1,853)

CASH AND CASH EQUIVALENTS, beginning of period	1,252	1,984

CASH AND CASH EQUIVALENTS, end of period	$4,859	$131

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for
Interest on capital leases	$—	$18

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (See Note 4).

2. Liquidity and Future Operations

Net cash generated from (used in) operating activities was approximately $3.8 million and ($1.8) million for the three months ended March 31, 2005 and 2004, respectively. Cash generated from operating activities for the three months ended March 31, 2005 was a result of substantial increase in deferred revenue (liabilities) related to the contract research organization (“CRO”) services offset by continued investment in the expansion of CRO services. Cash used in operating activities in the three months ended March 31, 2004 increased substantially due to changes in working capital accounts and the launch of CRO services (See Note 4).

Working capital was approximately $(3.9) million as of March 31, 2005 and $(3.6) million as of December 31, 2004. The decrease from December 31, 2004 to March 31, 2005 was primarily the result of the decrease in cash from funding operations in the expansion of services as a CRO.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $4.9 million and $1.3 million as of March 31, 2005 and December 31, 2004, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”), which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of March 31, 2005, the Company had availability under the Credit Facility of $3.2 million, of which $672,000 of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that the Company must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. The Credit Facility contains various restrictive covenants, including covenants limiting the Company’s ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on its stock, or otherwise operate its business outside of the ordinary course, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities (the “Quick Ratio”) and a minimum tangible net worth. As of March 31, 2005, the Company was in compliance with the Credit Facility covenants.

On March 28, 2005, the Company and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if the Company fails to meet the specified minimum Quick Ratio but nonetheless was within a specified range thereof, such failure will not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation will decrease and the interest rate applicable to borrowings will increase until such failure is cured).

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to expand its CRO services, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact its liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2005, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to its stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3. Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended March 31, 2005, 5,251,221 outstanding preferred stock shares, 2,893,225 outstanding stock options and 83,494 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter ended March 31, 2005 and 2004 (unaudited, in thousands, except share data):

	Quarter Ended March 31,
	2005			2004
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(1,710)	3,430,043	$(0.50)	$(1,757)	3,430,043	$(0.51)
Class B stockholders	(342)	685,324	(0.50)	(351)	685,324	(0.51)

4. Research Services

On February 5, 2004, the Board of Directors of the Company approved a name change of the Company to Essential Group, Inc. On March 24, 2004, the Company filed a certificate of amendment to its certificate of incorporation with the Delaware Secretary of State and changed its name to Essential Group, Inc.

The Company was founded in 1994 by several physicians as an affiliated site management network and provides pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004, the Company expanded the services of Essential Group, Inc. The three major services provided are branded as Essential CRO, Essential Patient Recruitment, and AmericasDoctor. The Company is considered a pharmaceutical services company providing services across the majority of functions for clinical development including experienced clinical investigative sites and offers complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

The Company formally launched Essential Contract Research Organization (CRO) in May 2004 as a specialty full service provider focused in the three therapeutic areas of urology, women’s health and gastroenterology, and the associated oncologies for each. The CRO services include study design, study initiation, project management, patient recruitment, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging quality assurance, data management/statistical analysis, medical writing, study closeout and regulatory support for filings. The Company provides these services to the pharmaceutical and biotechnology industries directly or through its partners. The Company conducts trials from phase I-IV in humans and contracts directly with the sponsor of the research trial. The Company oversees all aspects of the clinical trial with close oversight and control by the sponsor’s central management team.

In June 2003, the Company formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. The Company had been providing patient recruitment services as a service under AmericasDoctor since 1996. Essential Patient Recruitment utilizes creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. The Company provides patient recruitment services in over 60 different disease states and contracts directly with the sponsor of the research project and then executes on their behalf as a contractor.

AmericasDoctor provides clinical research investigative site services through approximately 101 independently owned investigative sites encompassing approximately 258 principal investigators, with over 900 total physicians, operating in 32 states in the United States and the District of Columbia. Through its network of investigative sites, the Company provides sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. This network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, the Company provides a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, the Company’s Board of Directors approved a business transition plan to position the Company for stronger growth as it enters its second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires the Company to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, the Company is focusing it’s resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas related to AmericasDoctor site management services.

5. New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $45,000 in the three months ended March 31, 2004.

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

At March 31, 2005, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended March, 31,
	2005	2004
Net loss, as reported	$(2,052)	$(2,108)
Deduct: Total stock-based employee
compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(156)

Pro forma net loss	$(2,205)	$(2,264)

Loss per share:
Basic and diluted – as reported	$(0.50)	$(0.51)

Basic and diluted – pro forma	$(0.54)	$(0.55)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended March 31, 2005 and 2004:

	2005	2004
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	4.1%
Volatility factor	77.0%	77.0%
Expected life in years	10	10

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) were required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for the Company. On April 14, 2005, the Securities and Exchange Commission extended the date for application of the provisions of SFAS No. 123(R) by public companies to the first interim or annual reporting period that begins after January 1, 2006, which is first quarter 2006 for the Company. The Company intends to continue applying APB 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123(R) may have on its results of operations depending on the level and form of future equity-based compensation awards issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “Essential Group,” “the Company,” “we,” “our” and “us” in this quarterly report on Form 10-Q refer to Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) and its consolidated subsidiary.

Company Overview

We were founded in 1994 by several physicians as an affiliated site management network and provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004, we expanded the services of Essential Group, Inc. The three major services provided are branded as Essential CRO, Essential Patient Recruitment, and AmericasDoctor. We are considered a pharmaceutical services company providing services across the majority of functions for clinical development including experienced clinical investigative sites. We offer complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

We formally launched Essential Contract Research Organization (CRO) in May 2004 as a specialty full service provider focused in the three therapeutic areas of urology, women’s health and gastroenterology, and the associated oncologies for each. The CRO services include study design, study initiation, project management, patient recruitment, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging quality assurance, data management/statistical analysis, medical writing, study closeout and regulatory support for filings We provide these services to the pharmaceutical and biotechnology industries directly or through our partners. We conduct trials from phase I-IV in humans and contract directly with the sponsor of the research trial. We oversee all aspects of the clinical trial with close oversight and control by the sponsor’s central management team.

In June 2003, we formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. We had been providing patient recruitment services as a service under AmericasDoctor since 1996. Essential Patient Recruitment utilizes creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. We provide patient recruitment services in over 60 different disease states and contract directly with the sponsor of the research project and then execute on their behalf as a contractor.

AmericasDoctor provides clinical research investigative site services through approximately 101 independently owned investigative sites encompassing approximately 258 principal investigators, with over 900 total physicians, operating in 32 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas related to AmericasDoctor site management services. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a specialty contract research organization, or CRO, under the brand name “Essential” and continue to offer site management services under the name “AmericasDoctor.”

As part of this plan, we terminated contracts with a number of sites, resulting in a reduction in workforce. The plan was completed in 2004 and resulted in the recognition of approximately $716,000 of severance costs between October 2003 and December 2004. We intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services businesses in a manner that will require minimal capital expenditures.

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

Restatement of 2004 Financial Statements

The consolidated statements of operations for the first three quarters of 2004 were restated as discussed below. The consolidated balance sheets and consolidated statements of cash flows for each of these periods were not impacted by the restatement.

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

We have historically recorded revenues derived from our patient recruitment services business net of any related costs incurred. Although the treatment of these revenues on a net basis was consistent with what our management understood to be industry practice at the time the revenue recognition policy was adopted, management, in consultation with the Audit Committee of our Board of Directors and our independent auditor, Grant Thornton L.L.P., reviewed the above-mentioned facts in light of the multi-factor test set forth in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, or EITF 99-19. This review was conducted to determine whether revenue derived from our patient recruitment services business should be recorded on a gross basis.

On March 17, 2005, the Audit Committee and management determined that EITF 99-19 requires revenues derived from our patient recruitment services business to be recorded as gross revenue inclusive of any related costs incurred. The Audit Committee and management discussed this change with our independent auditor, who agreed with this determination. As such, we restated our consolidated statements of operations to present those revenues on a gross basis in accordance with generally accepted accounting principals in the United States, or U.S. GAAP, and EITF 99-19.

Patient recruitment revenue is reflected at gross in the consolidated statements of operations in this quarterly report on Form 10-Q . Operating losses and net losses for the restated periods are not affected by this restatement. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to reflect the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon.

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

Revenue from CRO services is generated from contracts with sponsors. Revenue on each contract is recognized as we provide study-related services such as project management, study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners. Our service agreements with the investigator sites and third party service providers pay a fixed dollar amount per patient visit or procedure performed and is paid as a direct fee. As CRO revenue is recognized, the direct fees are recognized as costs and amounts to be paid to the investigative sites or third party service providers are recorded as accrued fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related advance payments to the investigative sites or third party service providers are classified as prepaid expenses until services are performed.

Patient recruitment revenue is also generated from contracts with sponsors. Revenue on each contract is recognized as we provide recruitment related services such as designing and contracting media ads specific to our sponsor studies. We negotiate with partner and third party service providers for related media and other direct fees. As patient recruitment revenue is recognized, the direct fees are recognized as costs and amounts to be paid to the service providers are recorded as accrued fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related advance payments to partner or third party service providers are classified as prepaid expenses until services are performed.

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

Quarterly Results - First Quarter 2005 Compared to First Quarter 2004 (Restated)

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded CRO services, patient recruitment services and a more focused approach to site management services.

Revenues were $13.5 million in the first quarter ended March 31, 2005 compared to $13.8 million in the first quarter ended March 31, 2004, a decrease of $0.3 million, or 2.2%. The decrease in revenue recognized in 2005 compared to 2004 was the result of an increase in patient recruitment services revenue of $1.2 million and an increase in CRO revenue of $0.6 million due to expanded CRO and patient recruitment services as described above, offset by a decrease of $2.1 million of direct study revenue as a result of a reduction in therapeutic offerings plus an anticipated change in the duration of studies for some of the remaining therapeutic areas.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $10.3 million in the first quarter 2005 compared to $10.4 million in the first quarter 2004, a decrease of $0.1 million, or 1.0%. This decrease resulted from the decrease in revenues discussed above. Direct study costs as a percentage of revenue were 76.4% during the first quarter 2005 compared to 75.2% during the first quarter 2004. The 1.2% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $3.4 million in the first quarter 2005 compared to $3.8 million in the first quarter 2004, a decrease of $0.4 million, or 10.5%. As a result of the reduced therapeutic offering discussed above, we realized cost reductions in the areas of research operations ($0.4 million) and shared services ($0.2 million) offset by an incremental $0.2 million of development costs related to our expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

The operating loss decreased to $0.3 million in the first quarter 2005 compared to $0.5 million in the first quarter 2004. As discussed above, the $0.2 million improvement is driven by the $0.3 million decrease in revenues, the $0.1 million decrease in related direct study costs and a $0.4 million decrease in selling, general and administrative costs.

Liquidity and Capital Resources

Net cash generated from (used in) operating activities was approximately $3.8 million and ($1.8) million for the three months ended March 31, 2005 and 2004, respectively. Cash generated from operating activities for the three months ended March 31, 2005 was a result of substantial increase in deferred revenue (liabilities) related to the CRO services offset by continued investment in the expansion of CRO services. Cash used in operating activities in the three months ended March 31, 2004 increased substantially due to changes in working capital accounts and investment in the expansion of CRO services (See note 4 to our consolidated financial statements).

Working capital was approximately $(3.9) million as of March 31, 2005 and $(3.6) million as of December 31, 2004. The decrease from December 31, 2004 to March 31, 2005 was primarily the result of the decrease in cash from funding operations in the expansion of services as a CRO.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $4.9 million and $1.3 million as of March 31, 2005 and December 31, 2004, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of March 31, 2005, we had availability under the Credit Facility of $3.2 million, of which $672,000 of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that we must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains various restrictive covenants, including covenants limiting our ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on our stock, or otherwise operate our business outside of the ordinary course, and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of March 31, 2005, we were in compliance with the Credit Facility covenants.

On March 28, 2005, we and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if we fail to meet the specified minimum Quick Ratio but nonetheless were within a specified range thereof, such failure will not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation will decrease and the interest rate applicable to borrowings will increase until such failure is cured).

Management believes that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand our CRO services, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2005, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of March 31, 2005 (in thousands):

	Payment due by period
Contractual Obligations	Total	2005	2006 to 2007	2008 to 2009	Beyond 2009
Operating Lease Obligations	3,149	474	1,305	1,370	0

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

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $45,000 in the three months ended March 31, 2004.

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

At March 31, 2005, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended March, 31,
	2005	2004
Net loss, as reported	$(2,052)	$(2,108)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(156)

Pro forma net loss	$(2,205)	$(2,264)

Loss per share:
Basic and diluted – as reported	$(0.50)	$(0.51)

Basic and diluted – pro forma	$(0.54)	$(0.55)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the three months ended March 31, 2005 and 2004:

	2005	2004
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	4.1%
Volatility factor	77.0%	77.0%
Expected life in years	10	10

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) were required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for us. On April 14, 2005, the Securities and Exchange Commission extended the date for application of the provisions of SFAS No. 123(R) by public companies to the first interim or annual reporting period that begins after January 1, 2006, which is first quarter 2006 for us. We intend to continue applying APB 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), we expect to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in us recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. We are currently evaluating the impact that adoption of SFAS No. 123(R) may have on our results of operations depending on the level and form of future equity-based compensation awards issued.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. As of March 31, 2005, we had an availability under the Credit Facility of $3.2 million and $0.7 million of borrowings outstanding under the Credit Facility. We do not expect changes in interest rates to have a material effect on our income or cash flows.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 3, 2005, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 12,000 shares of our Class A common stock at $1.25 per share to Galen Investment Advisory Group LLC. The warrant was issued in consideration for services rendered by our director, Zubeen Shroff, in 2004. The warrant was exercisable 100% on the date of grant and terminates on the tenth anniversary of the date of grant. This transaction was made in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the sales of securities, and these sales were made without general solicitation or advertising.

Item 6. Exhibits.

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

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: May 13, 2005		Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)