Form 10-Q
period 2005-06-30
ESSENTIAL GROUP INC
filed 2005-08-11
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At August 1, 2005, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,494	$1,252
Accounts receivable, net of allowance for doubtful accounts of $629 and $535	8,754	8,381
Prepaid expenses	3,185	2,577

Total current assets	14,433	12,210

FIXED ASSETS:
Cost	7,155	6,895
Less – Accumulated depreciation and amortization	(6,562)	(6,376)

Total fixed assets, net	593	519

OTHER ASSETS:
Other	52	24

Total other assets	52	24

	$15,078	$12,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$1,094	$2,514
Line of Credit	672	675
Accrued investigator fees	7,609	6,690
Accrued wages and other	4,535	2,717
Deferred revenue	4,565	3,190

Total current liabilities	18,475	15,786

CONTINGENCIES AND COMMITMENTS REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	91,017	87,443

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	90	79
Additional paid-in-capital	32,965	32,976
Accumulated deficit	(127,427)	(123,489)

	(94,368)	(90,430)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(94,414)	(90,476)

	$15,078	$12,753

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
REVENUE	$13,903	$12,028	$27,425	$25,851

EXPENSES:
Direct study costs	10,460	9,044	20,789	19,442
Selling, general and administrative	3,484	3,679	6,836	7,434
Depreciation and amortization	73	107	186	225

Total expenses	14,017	12,830	27,811	27,101

OPERATING LOSS	(114)	(802)	(386)	(1,250)

OTHER (EXPENSES) INCOME, net	13	(9)	22	(27)

Loss before provision for income taxes	(101)	(811)	(364)	(1,277)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(101)	(811)	(364)	(1,277)

ACCRETION OF PREFERRED STOCK	1,785	1,675	3,574	3,317

Net loss applicable to common stockholders	$(1,886)	$(2,486)	$(3,938)	$(4,594)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.46)	$(0.60)	$(0.96)	$(1.12)
Class B	(0.46)	(0.60)	(0.96)	(1.12)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364)	$(1,277)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	186	225
Compensatory stock options	—	5
Other	—	2
Changes in assets and liabilities, net	1,683	(732)

Net cash and cash equivalents generated from (used in) operating Activities	1,505	(1,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(260)	(15)

Net cash and cash equivalents used in investing activities	(260)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	(3)	—
Proceeds (payments) on capital leases, net	—	(14)

Net cash and cash equivalents used in financing activities	(3)	(14)

Net decrease in cash and cash equivalents	1,242	(1,806)

CASH AND CASH EQUIVALENTS, beginning of period	1,252	1,984

CASH AND CASH EQUIVALENTS, end of period	$2,494	$178

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for
Interest on capital leases and debt	$21	$27

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (See Note 4).

2. Liquidity and Future Operations

Net cash generated from (used in) operating activities was approximately $1.5 million and ($1.8) million for the six months ended June 30, 2005 and 2004, respectively. Cash generated from operating activities for the six months ended June 30, 2005 was a result of substantial increase in deferred revenue (liabilities) related to the contract research organization (“CRO”) services offset by continued investment in the expansion of CRO services. Cash used in operating activities in the three months ended June 30, 2004 increased substantially due to changes in working capital accounts and the launch of CRO services (See Note 4).

Working capital was approximately $(4.0) million as of June 30, 2005 and $(3.6) million as of December 31, 2004. The decrease from December 31, 2004 to June 30, 2005 was primarily the result of the decrease in cash from funding operations in the continued expansion of services as a CRO.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.5 million and $1.3 million as of June 30, 2005 and December 31, 2004, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”), which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of June 30, 2005, the Company had availability under the Credit Facility of $2.5 million and $0.7 million were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that the Company must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. The Credit Facility contains various restrictive covenants, including covenants limiting the Company’s ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on its stock, or otherwise operate its business outside of the ordinary course, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities (the “Quick Ratio”) and a minimum tangible net worth. As of June 30, 2005, the Company was in compliance with the Credit Facility covenants.

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

3. Net Losses per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended June 30, 2005, 5,251,221 outstanding preferred stock shares, 2,900,975 outstanding stock options and 83,494 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter and six months ended June 30, 2005 and 2004 (unaudited, in thousands, except share data):

	Quarter Ended June 30,
	2005			2004
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(1,572)	3,430,043	$(0.46)	$(2,072)	3,430,043	$(0.60)
Class B stockholders	(314)	685,324	(0.46)	(414)	685,324	(0.60)

	Six Months Ended June 30,
	2005			2004
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(3,282)	3,430,043	$(0.96)	$(3,829)	3,430,043	$(1.12)
Class B stockholders	(656)	685,324	(0.96)	(765)	685,324	(1.12)

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

AmericasDoctor provides clinical research investigative site services through approximately 94 independently owned investigative sites encompassing approximately 251 principal investigators, with over 900 total physicians, operating in 31 states in the United States and the District of Columbia. Through its network of investigative sites, the Company provides sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. This network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, the Company provides a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, the Company’s Board of Directors approved a business transition plan to position the Company for stronger growth as it enters its second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires the Company to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, the Company is focusing its resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas related to AmericasDoctor site management services.

5. New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $55,000 in the six months ended June 30, 2004.

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

At June 30, 2005, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,886)	$(2,486)	$(3,938)	$(4,594)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(140)	(307)	(296)

Pro forma net loss	$(2,039)	$(2,626)	$(4,245)	$(4,890)

Basic loss per share:
As reported	$(0.46)	$(0.60)	$(0.96)	$(1.12)
Pro forma	$(0.50)	$(0.64)	$(1.03)	$(1.19)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the six months ended June 30, 2005 and 2004:

	2005	2004
Dividend yield	0.0%	0.0%
Risk-free interest rate	4.1%	4.1%
Volatility factor	77.0%	77.0%
Expected life in years	10	10

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) were required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which is third quarter 2005 for the Company. On April 14, 2005, the Securities and Exchange Commission extended the date for application of the provisions of SFAS No. 123(R) by public companies to the first interim or annual reporting period that begins after January 1, 2006, which is first quarter 2006 for the Company. The Company intends to continue applying APB 25 to equity-based compensation awards until the effective date of SFAS No. 123(R). At the effective date of SFAS No. 123(R), the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123(R) for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of SFAS No. 123(R) may have on its results of operations depending on the level and form of future equity-based compensation awards issued.

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

AmericasDoctor provides clinical research investigative site services through approximately 94 independently owned investigative sites encompassing approximately 251 principal investigators, with over 900 total physicians, operating in 31 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

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

As part of this plan, we terminated contracts with a number of sites, resulting in a reduction in workforce. The plan was completed in 2004 and resulted in the recognition of approximately $716,000 of severance costs between October 2003 and December 2004. We intend to invest additional capital and incur additional losses as we expand our services as a CRO, while managing our site management and patient recruitment services. We expect to operate our existing site management and patient recruitment services in a manner that will require minimal capital expenditures.

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

We have recognized operating losses in each fiscal year since our formation. Our site management services relies heavily on the revenues generated by our investigative sites. We experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services in the fourth quarter of 2001, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our CRO services. Our site management services has a history of losses. We believe our site management services and our new CRO services will be cash positive and generate income over the long-term; however, there can be no assurance that this will be the case.

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

We have historically recorded revenues derived from our patient recruitment services net of any related costs incurred. Although the treatment of these revenues on a net basis was consistent with what our management understood to be industry practice at the time the revenue recognition policy was adopted, management, in consultation with the Audit Committee of our Board of Directors and our independent auditor, Grant Thornton L.L.P., reviewed the above-mentioned facts in light of the multi-factor test set forth in the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”, or EITF 99-19. This review was conducted to determine whether revenue derived from our patient recruitment services should be recorded on a gross basis.

On March 17, 2005, the Audit Committee and management determined that EITF 99-19 requires revenues derived from our patient recruitment services to be recorded as gross revenue inclusive of any related costs incurred. The Audit Committee and management discussed this change with our independent auditor, who agreed with this determination. As such, we restated our consolidated statements of operations to present those revenues on a gross basis in accordance with generally accepted accounting principals in the United States, or U.S. GAAP, and EITF 99-19.

Patient recruitment revenue is reflected at gross in the consolidated statements of operations in this quarterly report on Form 10-Q. Operating losses and net losses for the restated periods are not affected by this restatement. We have not amended our previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q to reflect the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon.

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

Revenue Recognition

Site management service revenue is generated from contracts with sponsors. Revenue on each contract is recognized as services are performed in connection with a patient visit. Our service agreements with the investigative sites provide that a percentage of the contract amount will be paid to the sites as investigator fees. The percentage of fees paid to the investigator sites varies by contract depending on the level of services that we provide. As revenue is recognized, the investigator fees to investigative sites are recognized as costs and amounts to be paid to the sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to sites are classified as prepaid expenses until services are performed.

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

In accordance with EITF 99-19 and Staff Accounting Bulletin SAB 104 we recognize our study revenue on a gross basis as we act as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

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

Valuation of Class B common shares

The fair value of the Class B common shares are determined periodically by an independent third party valuation firm. The valuation is based upon financial and other information supplied by us along with public market information directly accessed by the valuation firm. The latest independent valuation was performed as of June 30, 2005.

Quarterly Results

Second Quarter Ended June 30, 2005 Compared to the Second Quarter Ended June 30, 2004 (Restated)

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded CRO services, patient recruitment services and a more focused approach to site management services.

Revenues were $13.9 million in the second quarter ended June 30, 2005 compared to $12.0 million in the second quarter ended June 30, 2004, an increase of $1.9 million, or 15.8%. The increase in revenue recognized in 2005 compared to 2004 was the result of an increase in patient recruitment services revenue of $1.4 million and an increase in CRO revenue of $2.2 million due to expanded CRO and patient recruitment services as described above, offset by a decrease of $1.7 million of direct study revenue as a result of a reduction in therapeutic offerings, an anticipated change in the duration of studies for some of the remaining therapeutic areas as well as overall lower study bookings.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $10.5 million in the second quarter ended June 30, 2005 compared to $9.1 million in the second quarter ended June 30, 2004, an increase of $1.4 million, or 15.6%. This increase resulted from the increase in revenues discussed above. Direct study costs as a percentage of revenue were 75.2% during the second quarter ended June 30, 2005 and the second quarter ended June 30, 2004.

Selling, general and administrative costs were $3.5 million in the second quarter ended June 30, 2005 compared to $3.7 million in the second quarter ended June 30, 2004, a decrease of $0.2 million, or 5.3%. As a result of the reduced therapeutic offering discussed above, we realized cost reductions in the areas of research operations ($0.3 million) and shared services ($0.1 million) offset by an incremental $0.2 million of development costs related to our expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

The operating loss decreased to $0.1 million in the second quarter ended June 30, 2005 compared to $0.8 million in the second quarter ended June 30, 2004. As discussed above, the $0.7 million improvement is driven by the $1.9 million increase in revenues offset by the $1.4 million increase in related direct study costs and a $0.2 million decrease in selling, general and administrative costs.

Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004 (Restated)

Revenues were $27.4 million in the six months ended June 30, 2005 compared to $25.8 million in the six months ended June 30, 2004, an increase of $1.6 million, or 6.1%. The increase in revenue recognized in 2005 compared to 2004 was the result of an increase in patient recruitment services revenue of $2.5 million and an increase in CRO revenue of $2.9 million due to expanded CRO and patient recruitment services as described above, offset by a decrease of $3.8 million of direct study revenue as a result of a reduction in therapeutic offerings, an anticipated change in the duration of studies for some of the remaining therapeutic areas as well as overall lower study bookings.

Direct study costs were $20.8 million in the six months ended June 30, 2005 compared to $19.4 million for the same period in 2004, an increase of $1.4 million, or 6.9%. This increase resulted from the increase in revenues discussed above. Direct study costs as a percentage of revenue were 75.8% during the six months ended June 30, 2005 compared to 75.2% during the six months ended June 30, 2004. The 0.6% increase is attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $6.8 million in the six months ended June 30, 2005 compared to $7.4 million in the six months ended June 30, 2004, a decrease of $0.6 million, or 8.1%. As a result of the reduced therapeutic offering discussed above, we realized cost reductions in the areas of research operations ($0.7 million) and shared services ($0.3 million) offset by an incremental $0.4 million of development costs related to our expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

The operating loss decreased to $0.4 million in the six months ended June 30, 2005 compared to $1.2 million in the six months ended June 30, 2004. As discussed above, the $0.8 million improvement is driven by the $1.6 million increase in revenues offset by the $1.4 million increase in related direct study costs and a $0.6 million decrease in selling, general and administrative costs.

Liquidity and Capital Resources

Net cash generated from (used in) operating activities was approximately $1.5 million and ($1.8) million for the six months ended June 30, 2005 and 2004, respectively. Cash generated from operating activities for the six months ended June 30, 2005 was a result of substantial increase in deferred revenue (liabilities) related to the CRO services offset by the continued investment in the expansion of CRO services. Cash used in operating activities in the six months ended June 30, 2004 increased substantially due to net changes in working capital accounts and investment in the expansion of CRO services (See note 4 to our consolidated financial statements).

Working capital was approximately $(4.0) million as of June 30, 2005 and $(3.6) million as of December 31, 2004. The decrease from December 31, 2004 to June 30, 2005 was primarily the result of the decrease in cash from funding operations in the continued expansion of services as a CRO.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $2.5 million and $1.3 million as of June 30, 2005 and December 31, 2004, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of June 30, 2005, we had availability under the Credit Facility of $2.5 million, of which $0.7 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that we must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains various restrictive covenants, including covenants limiting our ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on our stock, or otherwise operate our business outside of the ordinary course, and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of June 30, 2005, we were in compliance with the Credit Facility covenants.

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

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of June 30, 2005 (in thousands):

	Payment due by period
Contractual Obligations	Total	2005	2006 to 2007	2008 to 2009	Beyond 2009
Operating Lease Obligations	$3,007	$318	$1,314	$1,375	$0

In addition, under the terms of our Series A preferred stock, at any time after March 27, 2005, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. As required by our Credit Facility, however, holders of over one-third of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock have waived their rights to redeem such stock until at least May 20, 2007. See “Liquidity and Capital Resources.”

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $55,000 in the six months ended June 30, 2004.

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

At June 30, 2005, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,886)	$(2,486)	$(3,938)	$(4,594)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(153)	(140)	(307)	(296)

Pro forma net loss	$(2,039)	$(2,626)	$(4,245)	$(4,890)

Basic loss per share:
As reported	$(0.46)	$(0.60)	$(0.96)	$(1.12)
Pro forma	$(0.50)	$(0.64)	$(1.03)	$(1.19)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the six months ended June 30, 2005 and 2004:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. As of June 30, 2005, we had availability under the Credit Facility of $2.5 million and $0.7 million of borrowings outstanding under the Credit Facility. We do not expect changes in interest rates to have a material effect on our income or cash flows.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

In lieu of an annual meeting of stockholders, stockholders representing a majority of the issued and outstanding shares of our voting securities, elected the following individuals to our board of directors by written consent dated April 27, 2005:

•	Pradip K. Banerjee, Ph.D.;

•	C. Lee Jones;

•	Ira Klimberg, M.D.;

•	Joan Neuscheler;

•	Zubeen Shroff; and

•	Christopher Steidle, M.D.

All of the above listed individuals were re-elected as members of our board of directors. For further information, see the Information Statement on Schedule 14C filed by Essential Group on April 28, 2005 (File No. 000-32601) with the Securities and Exchange Commission, which is incorporated herein by reference.

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

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: August 11, 2005		Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)