Form 10-Q
period 2005-09-30
ESSENTIAL GROUP INC
filed 2005-11-10
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 1, 2005, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$736	$1,252
Accounts receivable, net of allowance for doubtful accounts of $629 and $535	11,091	8,381
Prepaid expenses	2,200	2,577

Total current assets	14,027	12,210

FIXED ASSETS:
Cost	7,180	6,895
Less – Accumulated depreciation and amortization	(6,636)	(6,376)

Total fixed assets, net	544	519

OTHER ASSETS:
Other	34	24

Total other assets	34	24

	$14,605	$12,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$882	$2,514
Line of Credit	672	675
Accrued investigator fees	7,443	6,690
Accrued wages and other	5,475	2,717
Deferred revenue	3,769	3,190

Total current liabilities	18,241	15,786

CONTINGENCIES AND COMMITMENTS

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	92,837	87,443

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	90	79
Additional paid-in-capital	32,965	32,976
Accumulated deficit	(129,486)	(123,489)

	(96,427)	(90,430)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(96,473)	(90,476)

	$14,605	$12,753

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(As Restated)		(As Restated)
REVENUE	$13,349	$9,830	$40,774	$35,681

EXPENSES:
Direct study costs	10,308	7,265	31,098	26,707
Selling, general and administrative	3,213	3,193	10,047	10,627
Depreciation and amortization	74	98	261	323

Total expenses	13,595	10,556	41,406	37,657

OPERATING LOSS	(246)	(726)	(632)	(1,976)

OTHER (EXPENSES) INCOME, net	6	(12)	28	(39)

Loss before provision for income taxes	(240)	(738)	(604)	(2,015)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(240)	(738)	(604)	(2,015)

ACCRETION OF PREFERRED STOCK	1,820	1,709	5,394	5,026

Net loss applicable to common stockholders	$(2,060)	$(2,447)	$(5,998)	$(7,041)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.50)	$(0.59)	$(1.46)	$(1.71)
Class B	(0.50)	(0.59)	(1.46)	(1.71)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(604)	$(2,014)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	261	324
Compensatory stock options	—	5
Other	—	2
Changes in assets and liabilities, net	114	(580)

Net cash and cash equivalents used in operating activities	(229)	(2,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(285)	(17)

Net cash and cash equivalents used in investing activities	(285)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	(2)	410
Proceeds (payments) on capital leases, net	—	(14)

Net cash and cash equivalents used in financing activities	(2)	396

Net decrease in cash and cash equivalents	(516)	(1,884)

CASH AND CASH EQUIVALENTS, beginning of period	1,252	1,984

CASH AND CASH EQUIVALENTS, end of period	$736	$100

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest on capital leases and debt	$32	$39

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (formerly known as AmericasDoctor, Inc.) (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K (See Note 4).

2. Liquidity and Future Operations

Net cash used in operating activities was approximately ($0.2) million and ($2.3) million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in operating activities for the nine months ended September 30, 2005 was primarily the result of changes in working capital accounts and continued expansion of contract research organization (“CRO”) services.

Working capital was approximately $(4.2) million as of September 30, 2005 and $(3.6) million as of December 31, 2004. The decrease from December 31, 2004 to September 30, 2005 was primarily the result of the decrease in cash from funding operations in the continued expansion of CRO services.

The Company has generated negative cash flows since its inception. As a result, it has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.7 million and $1.3 million as of September 30, 2005 and December 31, 2004, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility (the “Credit Facility”) with Silicon Valley Bank (“SVB”), which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of September 30, 2005, the Company had availability under the Credit Facility of $5.8 million and $0.7 million was outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that the Company must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. The Credit Facility contains various restrictive covenants, including covenants limiting the Company’s ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on its stock, or otherwise operate its business outside of the ordinary course, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities (the “Quick Ratio”) and a minimum tangible net worth. As of September 30, 2005, the Company was in compliance with the Credit Facility covenants.

On March 28, 2005, the Company and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if the Company fails to meet the specified minimum Quick Ratio but nonetheless was within a specified range thereof, such violation will not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation will decrease and the interest rate applicable to borrowings will increase until such violation is cured).

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

3. Net Losses per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended September 30, 2005, 5,251,221 outstanding preferred stock shares, 2,890,800 outstanding stock options and 71,250 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter and nine months ended September 30, 2005 and 2004 (unaudited, in thousands, except share data):

	Quarter Ended September 30,
	2005			2004
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(1,717)	3,430,043	$(0.50)	$(2,040)	3,430,043	$(0.59)
Class B stockholders	(343)	685,324	(0.50)	(407)	685,324	(0.59)

	Nine Months Ended September 30,
	2005			2004
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(4,999)	3,430,043	$(1.46)	$(5,868)	3,430,043	$(1.71)
Class B stockholders	(999)	685,324	(1.46)	(1,173)	685,324	(1.71)

4. Research Services

On February 5, 2004, the Board of Directors of the Company approved a name change of the Company to Essential Group, Inc. On March 24, 2004, the Company filed a certificate of amendment to its certificate of incorporation with the Delaware Secretary of State and changed its name to Essential Group, Inc.

The Company was founded in 1994 by several physicians as an affiliated site management network and provides pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004, the Company expanded the services of Essential Group, Inc. to include Essential CRO services.

The primary clinical research management services provided are branded as Essential Contract Research Organization (CRO) services, Essential Patient Recruitment services, and AmericasDoctor site management services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. The Company is considered a pharmaceutical services company providing services across the majority of functions for clinical development including experienced clinical investigative sites and offers complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

The Company formally launched Essential CRO in May 2004 as a specialty full service provider focused in the three therapeutic areas of urology, women’s health and gastroenterology, and the associated oncologies for each. The CRO services include study design, study initiation, project management, patient recruitment, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging quality assurance, data management/statistical analysis, medical writing, study closeout and regulatory support for filings. The Company provides these services to the pharmaceutical and biotechnology industries directly or through its partners. The Company conducts trials from phase I-IV in humans and contracts directly with the sponsor of the research trial. The Company oversees all aspects of the clinical trial with close oversight and control by the sponsor’s central management team.

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

AmericasDoctor provides clinical research investigative site services through approximately 89 independently owned investigative sites encompassing approximately 200 principal investigators, with over 700 total physicians, operating in 29 states in the United States and the District of Columbia. Through its network of investigative sites, the Company provides sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. This network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, the Company provides a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

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

5. New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $112,000 in the nine months ended September 30, 2004.

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

At September 30, 2005, the Company had stock-based employee incentive plans and stock-based director, consultants and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,060)	$(2,447)	$(5,998)	$(7,041)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(145)	(458)	(442)

Pro forma net loss	$(2,211)	$(2,592)	$(6,456)	$(7,483)

Basic loss per share:
As reported	$(0.50)	$(0.59)	$(1.46)	$(1.71)
Pro forma	$(0.54)	$(0.63)	$(1.57)	$(1.82)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the nine months ended September 30, 2005 and 2004:

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

Company Overview

We were founded in 1994 by several physicians as an affiliated site management network and provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of Phase I-IV clinical research in the United States. In March 2004, we expanded the services of Essential Group, Inc. to include Essential Contract Research Organization (CRO) services. The primary clinical research management services provided are branded as Essential CRO services, Essential Patient Recruitment services, and AmericasDoctor services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. We are considered a pharmaceutical services company, providing services across the majority of functions for clinical development including experienced clinical investigative sites. We offer complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

We formally launched Essential CRO in May 2004 as a specialty full service provider focused in the three therapeutic areas of urology, women’s health and gastroenterology, and the associated oncologies for each. The CRO services include study design, study initiation, project management, patient recruitment, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging quality assurance, data management/statistical analysis, medical writing, study closeout and regulatory support for filings. We provide these services to the pharmaceutical and biotechnology industries directly or through our partners. We conduct trials from phase I-IV in humans and contract directly with the sponsor of the research trial. We oversee all aspects of the clinical trial with close oversight and control by the sponsor’s central management team.

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

AmericasDoctor provides clinical research investigative site services through approximately 89 independently owned investigative sites encompassing approximately 200 principal investigators, with over 700 total physicians, operating in 29 states in the United States and the District of Columbia. Through our network of investigative sites, we provide sponsors of clinical research with study management services, including access to experienced investigators and study coordinators and large numbers of patients and centralized management of clinical research studies. These capabilities are designed to facilitate study start-up and quality and accuracy of study data. Our network of investigative sites provides sponsors with the ability to complete clinical research trials quickly and efficiently. By integrating a leading community-based physician network and comprehensive site management expertise, we provide a broad range of services, including patient recruitment and project management, fundamental to executing well-controlled clinical trials expeditiously and economically.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and requires us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, we are focusing our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and have exited from four other therapeutic areas related to AmericasDoctor site management services. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment as a specialty contract research organization (CRO).

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

We have recognized operating losses in each fiscal year since our formation. Our site management services rely heavily on the revenues generated by our investigative sites. We experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services in the fourth quarter of 2001, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our CRO services. Our site management services have a history of losses. We believe our site management services and our new CRO services will be cash positive and generate income over the long-term; however, there can be no assurance that this will be the case.

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

Revenue Recognition

Revenue is generated from contracts with sponsors. Revenue on each contract, or study revenue, is recognized as services are performed in connection with a patient visit, based on hours worked in accordance with the contractual obligations associated with the services being performed. Our service agreements with the investigative sites provide that a percentage of the contract amount will be paid to the sites as investigator fees. The percentage of fees paid to the investigator sites varies by contract depending on the level of services that we provide. As study revenue is recognized, the investigator fees to investigative sites are recognized as costs and amounts to be paid to the sites are recorded as accrued investigator fees. Advances on contracts by sponsors are classified as deferred revenue until services are performed. The related payments to sites are classified as prepaid expenses until services are performed.

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

In accordance with EITF 99-19 and Staff Accounting Bulletin SAB 104, we recognize our study revenue on a gross basis as we act as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

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

Quarterly Results

Third Quarter Ended September 30, 2005 Compared to the Third Quarter Ended September 30, 2004 (Restated)

Revenues were $13.3 million in the third quarter ended September 30, 2005 compared to $9.8 million in the in the third quarter ended September 30, 2004, an increase of $3.5 million, or 35.8%. The increase in revenues recognized in 2005 compared to 2004 was the result of an increase in CRO revenues of $3.5 million due to expanded CRO services and an increase in patient recruitment service revenues of $1.1 million offset by a decrease of $1.1 million of direct study revenues.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $10.3 million in the third quarter ended September 30, 2005 compared to $7.3 million in the third quarter ended September 30, 2004, an increase of $3.0 million, or 41.9%. This increase resulted from the increase in revenues discussed above. Direct study costs as a percentage of revenue were 77.2% during the third quarter ended September 30, 2005 compared to 73.9% in the third quarter ended September 30, 2004 due primarily to increased levels of outsourced study costs and reduced direct study margins.

Selling, general and administrative costs were $3.2 million in the third quarter ended September 30, 2005 and in the third quarter ended September 30, 2004. Cost reductions in the areas of research operations ($0.7 million) and shared services ($0.2 million) were offset by an increase of $0.2 million of costs related to patient recruitment services and $0.7 million of development costs related to the expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

The operating loss decreased to $0.2 million in the third quarter ended September 30, 2005 compared to $0.7 million in the third quarter ended September 30, 2004. As discussed above, the $0.5 million improvement is driven by the $3.5 million increase in revenues offset by the $3.0 million increase in related direct study costs.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004 (Restated)

Revenues were $40.8 million in the nine months ended September 30, 2005 compared to $35.7 million in the nine months ended September 30, 2004, an increase of $5.1 million, or 14.3%. The increase in revenues recognized in 2005 compared to 2004 was the result of an increase in patient recruitment service revenues of $3.7 million and an increase in CRO service revenues of $6.3 million due to expanded CRO services as described above, offset by a decrease of $4.9 million of direct study revenues as a result of overall lower study bookings.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $31.1 million in the nine months ended September 30, 2005 compared to $26.7 million for the same period in 2004, an increase of $4.4 million, or 16.4%. This increase resulted from the increase in revenues discussed above. Direct study costs as a percentage of revenue were 76.3% during the nine months ended September 30, 2005 compared to 74.8% during the nine months ended September 30, 2004. The 1.5% increase is attributable to reduced direct study margins and increased levels of outsourced study costs.

Selling, general and administrative costs were $10.0 million in the nine months ended September 30, 2005 compared to $10.6 million in the nine months ended September 30, 2004, a decrease of $0.6 million, or 5.7%. As a result of the reduced study revenue discussed above, we realized cost reductions in the areas of research operations ($1.1 million) and shared services ($0.5 million) offset by an increase of $1.0 million of development costs related to the expansion of CRO services. See note 4 to our consolidated financial statements included elsewhere in this quarterly report.

The operating loss decreased to $0.6 million in the nine months ended September 30, 2005 compared to $1.9 million in the nine months ended September 30, 2004. As discussed above, the $1.3 million improvement is driven by the $5.1 million increase in revenues offset by the $4.4 million increase in related direct study costs and a $0.6 million decrease in selling, general and administrative costs.

Liquidity and Capital Resources

Net cash used in operating activities was approximately ($0.2) million and ($2.3) million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in operating activities for the nine months ended September 30, 2005 was primarily a result of net changes in working capital accounts and continued investment in the expansion of CRO services. Cash used in operating activities in the nine months ended September 30, 2004 increased substantially due to net changes in working capital accounts and investment in the expansion of CRO services (See note 4 to our consolidated financial statements).

Working capital was approximately $(4.2) million as of September 30, 2005 and $(3.6) million as of December 31, 2004. The decrease from December 31, 2004 to September 30, 2005 was primarily the result of the decrease in cash from funding operations in the continued expansion of services as a CRO.

We have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $0.7 million and $1.3 million as of September 30, 2005 and December 31, 2004, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of September 30, 2005, we had availability under the Credit Facility of $5.8 million, of which $0.7 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that we must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains various restrictive covenants, including covenants limiting our ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on our stock, or otherwise operate our business outside of the ordinary course, and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of September 30, 2005, we were in compliance with the Credit Facility covenants.

On March 28, 2005, we and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if we fail to meet the specified minimum Quick Ratio but nonetheless were within a specified range thereof, such violation will not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation will decrease and the interest rate applicable to borrowings will increase until such violation is cured).

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

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of September 30, 2005 (in thousands):

	Payment due by period
Contractual Obligations	Total	2005	2006 to 2007	2008 to 2009	Beyond 2009
Operating Lease Obligations	2,786	153	1,282	1,351	0

In addition, under the terms of our Series A preferred stock, at any time after March 27, 2005, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. Our Credit Facility, however, required that by January 1, 2005, holders of over one-third of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock waive their rights to, or otherwise agreed not to, redeem such stock until at least May 20, 2007. See “Liquidity and Capital Resources.”

Impact of New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activities. SFAS No. 146 replaces EITF 94-3 and applies to exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 in 2003. The standard resulted in the recording of employee severance costs of approximately $112,000 in the nine months ended September 30, 2004.

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

At September 30, 2005, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,060)	$(2,447)	$(5,998)	$(7,041)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(151)	(145)	(458)	(442)

Pro forma net loss	$(2,211)	$(2,592)	$(6,456)	$(7,483)

Basic loss per share:
As reported	$(0.50)	$(0.59)	$(1.46)	$(1.71)
Pro forma	$(0.54)	$(0.63)	$(1.57)	$(1.82)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the nine months ended September 30, 2005 and 2004:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under this credit agreement depend on the amount of our eligible receivables. As of September 30, 2005, we had availability under the Credit Facility of $5.8 million and $0.7 million of borrowings outstanding under the Credit Facility. We do not expect changes in interest rates to have a material effect on our income or cash flows.

Item 4. Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by Essential Group in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, an evaluation of the effectiveness of Essential Group’s disclosure controls and procedures was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Executive Vice-President /Chief Financial Officer have concluded that Essential Group’s disclosure controls and procedures are effective.

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

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: November 10, 2005		Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)