Form 10-K
period 2005-12-31
ESSENTIAL GROUP INC
filed 2006-03-28
CIK 1088000

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Class A Common Stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no public market for the common stock of Essential Group, Inc. At March 1, 2006, there were 3,430,043 shares of Class A common stock, par value $.001 per share, and 685,324 shares of Class B common stock, par value $.001 per share, of Essential Group, Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the information statement on Schedule 14C to be filed in connection with the taking of corporate action by the stockholders of Essential Group, Inc. to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

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

Company Overview

We were founded in 1994 by several physicians as an affiliated site management network and provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of phase I-IV clinical research in the United States. In March 2004, we expanded the services of Essential Group, Inc. to include Essential Contract Research Organization (CRO) services. Our primary clinical research management services provided are branded as Essential CRO services, Essential Patient Recruitment services, and AmericasDoctor services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. We are considered a pharmaceutical services company, providing services across the majority of functions for clinical development including experienced clinical investigator sites. We offer complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

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

In June 2003, we formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment service provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. Essential Patient Recruitment utilizes creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. We provide patient recruitment services in over 60 different disease states and contract directly with the sponsor of the research project and then execute on their behalf as a contractor.

AmericasDoctor provides clinical research investigator site services through approximately 72 independently owned investigator sites encompassing approximately 200 principal investigators, with over 600 total physicians, operating in 25 states in the United States and the District of Columbia. We have trained each of the sites, currently in the AmericasDoctor network, on services performed by AmericasDoctor to enable them to conduct clinical trials on an independent basis. We are in the process of transitioning these AmericasDoctor services to the sites in our network and expect to complete the transition of these services by the end of 2006. We expect to continue working with each of these sites, in addition to a broader network of independent investigator sites, in the future as we contract services for clinical studies. AmericasDoctor clinical development services will continue to concentrate on site training, education and site consulting services on a global basis.

We were originally incorporated in the State of California on November 23, 1993 and reincorporated on September 19, 1996 in the State of Delaware. On January 6, 2000, our wholly owned subsidiary merged with AmericasDoctor.com, Inc., an interactive Internet healthcare information site for consumers based in Maryland. In this annual report, the merger is sometimes referred to as the “Merger” and the Maryland-based AmericasDoctor.com, Inc. is sometimes referred to as “Old AmDoc.” Following the Merger, Old AmDoc became our wholly-owned subsidiary and changed its name to “AmericasDoctor Internet Operations, Inc.” and we changed our corporate name to “AmericasDoctor.com, Inc.” In November 2001, we changed our corporate name to “AmericasDoctor, Inc.” In December 2002, Old AmDoc was merged into us. We subsequently changed our name to “Essential Group, Inc.” in March 2004.

Research Services

The Pharmaceutical Industry

Before a new pharmaceutical or biotechnology product can be marketed in the U.S., it must undergo extensive testing and regulatory review to determine its relative safety and effectiveness. This process involves preclinical testing, which typically lasts for up to three years and involves animal testing and laboratory analysis to determine the basic biological activity and safety of the product. Upon successful completion of the preclinical phase, the product undergoes a series of clinical tests in humans, including healthy volunteers as well as patients with the targeted disease. The clinical trial phase is generally longer than preclinical testing, typically lasting five to seven years. In the U.S., preclinical and clinical testing must comply with the requirements of Good Clinical Practices and other standards promulgated by the Food and Drug Administration, (the FDA), and other federal and state governmental authorities.

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

CRO Industry

The clinical research organization, or CRO, industry is global with over 600 public and private companies providing an array of services to the pharmaceutical, biotech, nutritional, device, and governmental research industries. These CRO services range from pre-clinical animal testing to post-marketing product support. The industry is dominated by companies who provide the full array of services across all therapeutic areas. The remainder of the CRO industry is specialized or niche in some manner. These niches can be by study phase, by therapeutic area, or by functional service provided. Global capability is achieved either through global owned assets or through partnerships/joint ventures. CROs range in size from six to eight figure annual revenue. Many are publicly owned such as PPD, ICON, PRA, Parexel and Covance. Most CROs are privately held.

Patient Recruitment Industry

The patient recruitment industry has emerged since the late 1990’s led by major advertising and communication companies who have seen the move into the R&D market as a natural extension of their product marketing expertise. The segmentation strategy of the major ad agencies into the clinical trial patient recruitment domain has had questionable results. Accordingly, a growing number of pure-play service providers of patient recruitment, such as ours at Essential, have emerged with a distinct focus on expanding awareness, opportunity and access to all patients for enrollment into clinical trials. The service can provide the sponsor with accelerated or timely enrollment that can help them meet critical timelines with an associated potential reduction in the overall cost of clinical research and timely study completion.

Services to Sponsors

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

CRO: Our Essential CRO services assist sponsors by providing people and infrastructure they do not have to adequately execute on the portfolio of clinical trials. Our services can be used comprehensively, or on a functional need basis by the sponsor, thus giving the sponsor flexibility in execution and resource deployment. The CRO oversees all aspects of the clinical trial in close oversight and control by the sponsor’s central management team.

Overall Essential CRO Services Provided to Sponsors

•	Protocol design and therapeutic consultation

•	Project management

•	Rapid study startup

•	Clinical monitoring

•	Patient recruitment

•	Medical monitoring and drug safety

•	Clinical labs and packaging

•	Data management and statistical analysis

•	Quality assurance

•	Regulatory affairs

•	Training

•	Medical writing

Patient Recruitment: Our Essential Patient Recruitment services assist sponsors by providing strategy and execution of advertising, media procurement and placement to achieve timely recruitment of prospective patients for clinical trials. We refer the patients to the study site where medical professionals screen, enroll and manage each patient while on the clinical trial. We work directly with each study site to optimize the flow, screen and enrollment of potential interested patients. Our historical knowledge and experience from running the AmericasDoctor investigator site network is significant in helping our collaboration on patient recruitment with all study sites.

The recruitment of patients for clinical studies has been a major obstacle to the timely completion of clinical trials for over forty years. The pharmaceutical industry’s member organization, Pharmaceutical Research Manufacturers of America, estimates that only 14% of clinical studies meet their patient recruitment timelines costing the industry billions of dollars a year in lost revenue, shortened patent life, and increased research and development expense. The delays to recruiting patients are often caused by stringent protocol requirements and other restrictions. In addition, many patient recruitment business models do not effectively deal with delays because they only identify potential patients; they do not actually enroll patients into clinical study treatments. Since 1996, we have conducted patient recruitment for clinical studies being conducted by the investigator sites in our network and for sites that are not in our network but are part of a multi-center trial. We intend to further focus our efforts to expand opportunities in patient recruitment.

Overall Essential Patient Recruitment Services Provided to Sponsors

•	Situation analysis & feasibility

•	Strategy development

•	Tactical planning

•	Media acquisition and placement

•	Site integration

•	Implementation and enrollment

•	Metrics and reporting

AmericasDoctor: AmericasDoctor services assist investigator sites with planning and coordinating independent clinical trials on drugs and devices for pharmaceutical, biotechnology and device companies and CROs located throughout the world. We have trained each of the sites, currently in the AmericasDoctor network, on services performed by AmericasDoctor to enable them to conduct clinical trials on an independent basis. We are in the process of transitioning these AmericasDoctor services to the sites in our network and expect to complete the transition of these services by the end of 2006. We expect to continue working with each of these sites, in addition to a broader network of independent investigator sites, in the future as we contract services for clinical studies. AmericasDoctor clinical development services will continue to concentrate on site training, education and site consulting services on a global basis.

Competition

CRO

The CRO service industry is highly fragmented. We compete with a number of CRO firms varying greatly in size, global reach, and service offerings. Some of our competitors have greater financial resources and name recognition, greater experience in specific diseases and offer a full range of services internal to their company. While many of these competitors are broadly focused, we are focused specifically in targeted therapeutic areas with expertise and experience in project management, assisting our customers in managing their clinical trials. While we believe that we compete favorably in this industry, there can be no assurance that we will be able to respond to pressures or changes from competitors.

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

Study sponsors monitor their research activities and compliance with study protocols by performing periodic audits at each investigator site. In addition, the FDA has the authority to investigate clinical research facilities and audit drug testing studies both during the course of the study and after completion. If repeated or deliberate failure to comply with regulations or submission of false information is discovered, the individual investigator may be disqualified by the FDA from participating in current or future clinical trials. The FDA may also disqualify data from previous trials conducted by the investigator.

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

The delivery of healthcare services and products is heavily regulated under federal and state law. For example, federal and state agencies regulate the practice of medicine and establish licensing and reimbursement requirements. In addition, through fraud and abuse laws, federal and some state agencies prohibit payments for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other federal or state healthcare programs or third-party payers. While we have attempted to structure our business activities in a manner that will not constitute the practice of medicine or involve prohibited referrals, federal and/or state healthcare regulatory authorities may determine that, in a particular case or generally, we are engaged in the practice of medicine through the activities of our doctors or other healthcare professionals. We do not research the laws of each of the states in which we operate or obtain opinions or rulings from federal and state agencies with authority to enforce these laws. A finding that our business activities violate any of these laws or statutes may have a material adverse effect on our business, financial condition and results of operations.

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

Employees

As of February 1, 2006, we had approximately 87 full-time employees. None of our employees is represented by a labor union. We believe that relations with our employees are good.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this annual report, certain risk factors should be considered carefully in evaluating our business. The risk factors include, but are not limited to, those discussed below. These and many other factors described in this report could adversely affect our results of operations, cash flows and financial condition.

We have a history of operating losses and expect operating losses and negative operating cash flows for the foreseeable future.

We commenced operations in June 1994 and have a history of operating losses. We have recognized operating losses in each fiscal year since our formation. In addition, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our business. Because we have a history of losses and anticipate losses in the future, we may not achieve significant profitability, or if we are able to achieve profitability, we may not be able to sustain or increase profitability in future periods.

We must maintain our clinical research contracts.

Our study contracts generally may be postponed or terminated by a sponsor at any time with little or no notice or penalty. Additionally, the contracts may be postponed or terminated by regulatory authorities. If a contract is terminated prior to completion of a study, we are entitled to compensation for the work performed and reimbursement of expenses incurred up to the termination date. Depending on the size of the study terminated and the reasons for its termination, a sponsor’s termination of a material contract, or the termination of multiple contracts, could, however, have a material adverse effect on our backlog, future revenue and profitability. In addition, we expend a significant amount of time and resources establishing relationships with study sponsors and negotiating study contracts and budgets. We may not recoup the costs associated with such expenditures if study contracts are terminated by the sponsor prior to termination of the applicable study.

Our business is dependent on key sponsors and pharmaceutical and biotechnology industries.

Our clinical research business substantially depends on the level of research and development expenditures of companies in the pharmaceutical and biotechnology industries. Our sales to sponsors in the pharmaceutical and biotechnology industries accounted for a significant amount of our historical revenue. In addition, we have relied in the past and expect to continue to rely for the foreseeable future on a relatively small number of sponsors for a majority of our revenue.

The extent to which we rely on sales to key sponsors may vary substantially from period to period, depending on, among other things, the timing and size of clinical research studies and our ability to generate business from new sponsors or expand our services to existing sponsors. Any decrease in the research and development expenditures of the pharmaceutical and biotechnology industries, economic downturn in such industries, adverse change in the regulatory environment in which these industries operate or other event that changes the amount of capital invested in, or the timing of, clinical research could materially adversely affect our business, financial condition and results of operations.

We depend on key personnel and their ability to manage our growth.

We believe that our future success will depend in large part on our ability to attract and retain highly skilled, knowledgeable, sophisticated and qualified managerial, professional and technical personnel. Our business is managed by a relatively small number of senior management and operating personnel. Our growth and the expansion of our network of investigator sites place significant demands on these individuals and on our administrative, operating and financial resources. Losing some members of our senior management team or key operating personnel could have a material adverse effect on us. We may be unable to retain our senior management or other key employees, or retain other skilled personnel in the future.

We are subject to significant government regulation.

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

Study sponsors monitor their research activities and compliance with study protocols by performing periodic audits at each investigator site. In addition, the FDA has the authority to investigate clinical research facilities and audit drug testing studies both during the course of the study and after completion. If repeated or deliberate failure to comply with regulations or submission of false information is discovered, the individual investigator may be disqualified by the FDA from participating in current and/or future clinical trials. The FDA may also disqualify data from previous trials conducted by the investigator.

Some other federal agencies, such as the Department of Health and Human Services, and some state and local governments may have additional regulations regarding the use of human subjects in clinical trials. In addition, recent regulatory initiatives, such as the Health Insurance Portability and Accountability Act, relating to the use and retention of patient medical information, may have an impact on our storage and use of patient information in our databases. Depending on the scope of any new regulations restricting the use and retention of patient records, we may be obligated to incur additional costs to implement additional systems to comply with these laws. There can be no assurance that these laws will not have a material adverse effect on us.

The delivery of healthcare services and products is heavily regulated under federal and state law. For example, federal and state agencies regulate the practice of medicine and establish licensing and reimbursement requirements. In addition, through fraud and abuse laws, federal and some state agencies prohibit payments for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and other federal or state healthcare programs or third-party payers. While we have attempted to structure our business activities in a manner that will not constitute the practice of medicine or involve prohibited referrals, federal and/or state healthcare regulatory authorities may determine that, in a particular case or generally, we are engaged in the practice of medicine through the activities of our doctors or other healthcare professionals. We do not research the laws of each of the 50 states or obtain opinions or rulings from federal and state agencies with authority to enforce these laws. A finding that our business activities violate any of these laws or statutes may have a material adverse effect on our business, financial condition and results of operations.

We face potential liability associated with clinical research.

In connection with their conduct of clinical trials, investigator sites often administer new drugs to human subjects or currently approved drugs to human subjects for new indications. This testing may create a potential risk of liability for adverse effects of drugs on participants. We assist sponsors in the site selection process and contract with the investigator sites and principal investigators who conduct the clinical trials. Consequently, we may be subject to claims in the event of personal injury or death of persons participating in such clinical trials. Although we are generally indemnified for these claims by our sponsors, this indemnification does not apply if we, our investigator sites or its or their employees or agents fail to adhere to the specific procedural requirements of the applicable protocol or if the claims arise from certain exclusions such as the professional malpractice of an investigator site. Furthermore, because our indemnification agreements may not apply in all circumstances and the value of the indemnification agreements depends on the presence and financial viability of the indemnifying party, we cannot assure you that these indemnities will be available to us in each or any instance of potential liability.

We also require investigator sites to carry professional liability insurance to reduce our liability exposure; however, this insurance may not cover any and all potential liability arising from clinical research to which we may be exposed. We maintain general liability and errors and omissions insurance, but only maintain minimal amounts of medical malpractice insurance to cover potential liability arising from the sites to which we provide the services of our study coordinators. We do not maintain medical malpractice insurance with respect to the activities associated with our business because, with the exception of the services provided by our on-site study coordinators, we do not ourselves conduct clinical research or provide healthcare services. If we are forced to defend, or are found financially responsible for, claims based upon the foregoing or related risks, our business, financial condition and results of operations could be materially adversely affected.

If we fail to protect our intellectual property rights, or infringe upon the rights of others, our brand and reputation could be impaired.

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and restrictions on disclosure to protect our intellectual property and our content, trademarks, trade names and trade secrets. We have filed trademark applications and registrations for “AmericasDoctor,” “Essential,” “Essential Patient Recruitment,” “Essential Group, Inc.” and other related trademarks. We license information and technology from third parties. There can be no assurance that the steps we have taken to protect our proprietary rights are adequate. It is also possible that our competitors or others may have adopted product or service names similar to us, which may impede our ability to build brand identity and possibly lead to customer confusion. In addition, we may be subject to litigation for claims of infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Further, we may have to litigate to enforce and protect our intellectual property rights. Adverse determinations in any litigated claims could result in the loss of proprietary rights, cause us to incur significant liabilities, require us to seek licenses from third parties or prevent us from selling our services. Any of these results could have a material adverse effect on the acceptance of our brands.

We may require additional funds, which may not be available.

We believe that the funds available to us under a secured revolving credit facility with a maximum borrowing capacity of $6.0 million and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand our CRO services, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. We may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

A small group of stockholders has substantial control over us.

The holders of our Series A preferred stock collectively own approximately 58% of the outstanding equity voting power. As a result of an investor rights agreement between the holders of our Series A preferred stock and us, these holders are entitled to elect two directors to our board of directors until a qualifying initial public offering is consummated. In addition, as long as a minimum number of shares of Series A preferred stock are outstanding, we must obtain the affirmative vote or consent of the holders of a majority of the voting power of the outstanding Series A preferred stock, entitled to vote, to, among other things:

•	increase the number of authorized or designated shares of capital stock;

•	redeem, retire or repurchase shares of capital stock (with certain limited exceptions);

•	acquire, directly or indirectly, any corporation or other entity for a consideration in excess of $10 million;

•	pay or declare any dividend or other distribution;

•	liquidate or dissolve the company;

•	assign any intellectual property rights other than in the ordinary course of business or as approved by our board of directors; or

•	authorize or approve any merger, consolidation, business combination, or sale of all or substantially all of the assets of the company unless certain conditions are met.

Also, as long as a minimum number of shares of any series of Series A preferred stock are outstanding, we must obtain the affirmative vote or consent of the holders of a majority of the outstanding shares of such series to:

•	alter or amend our certificate of incorporation or by-laws in a manner which adversely affects the rights of the holders of the series of preferred stock; or

•	authorize any shares of capital stock ranking on parity with or having a priority over the preferred stock as to voting, dividend, redemption or liquidation rights.

Furthermore, as a result of the percentage of voting power they control, the holders of our Series A preferred stock have the ability to exert significant influence over other significant corporate transactions.

We do not intend to pay dividends on our Class A common stock.

We do not anticipate paying any dividends on our Class A common stock in the foreseeable future. For the foreseeable future, we intend to retain any earnings to finance the development and growth of our business. Furthermore, our ability to declare and pay dividends on shares of our Class A common stock is restricted by the preferential rights of the holders of our Series A preferred stock to receive specified dividends.

There is no public market for our securities and our securities are subject to restrictions on transfer.

There is no public market for any of our securities and none is expected to develop. Our securities are not registered under the Securities Act of 1933or any state securities laws, and may not be resold or otherwise transferred unless the sale or transfer is registered or qualifies for an exemption from registration under the Securities Act of 1933 and all applicable state securities laws. These state laws may impose additional restrictions on transfer of our securities.

Our ability to issue preferred stock in the future could adversely affect the rights of holders of Class A common stock.

Our articles of incorporation authorize us to issue up to 10,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our board of directors. We currently have

5,582,780 shares of preferred stock authorized, of which 5,251,221 shares are outstanding. Our board of directors has authority, subject to the rights of holders of our Series A preferred stock to approve any new issuance of stock that has preference over the Series A preferred stock with respect to dividend, liquidation and other rights, to issue up to an additional 4,417,220 shares of preferred stock. Accordingly, we may issue shares of any series of preferred stock that would rank senior to the Class A common stock as to dividend rights or rights upon our liquidation, dissolution or winding up.

ITEM 2. PROPERTIES

We lease approximately 31,153 square feet of space in Gurnee, Illinois where our headquarters are located. Our lease expires in December 2009, and may be extended at our option, for two additional five-year terms. We believe that our property is generally suited for its purposes.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any material litigation against us. In the ordinary course of our business, from time to time, we are a party to routine litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of our stockholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Class A common stock. As of March 1, 2006, there were approximately 590 holders of record of our Class A common stock and one holder of record of our Class B common stock.

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

On February 3, 2005, we issued a Class A common stock warrant exercisable to purchase up to an aggregate of 12,000 shares of our Class A common stock at $1.25 per share to Galen Investment Advisory Group LLC . The warrant was issued in consideration for services rendered by our director, Zubeen Shroff, in 2004. The warrant was exercisable 100% on the date of grant and terminates on the tenth anniversary of the date of grant. This transaction was made in reliance upon an exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder for transactions not involving a public offering. No underwriters were engaged in connection with the sale of securities, and the sale was made without general solicitation or advertising.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information of the Essential Group as of and for each of the five years ended December 31, 2005, 2004, 2003, 2002 and 2001.

The selected consolidated financial data as of and for each of the four years ended December 31, 2005 has been derived from our consolidated financial statements, which were audited by Grant Thornton LLP, our independent public accountants. The selected consolidated financial data as of and for the year ended December 31, 2001 was derived from our unaudited consolidated financial statements. You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below.

You should read the information in this table in conjunction with our consolidated financial statements and the notes to those statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in Item 7 below.

	For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
					unaudited
STATEMENT OF OPERATIONS DATA:
Revenue	$56,107	$47,985	$59,465	$66,587	$56,011

Expenses
Direct study costs	42,998	36,220	44,101	48,534	38,781
Selling, general and administrative	12,988	13,892	17,751	18,590	22,415
Class B common stock (depreciation) appreciation	0	(117)	(178)	—	(1,919)
Depreciation and amortization	324	407	567	1,006	1,560
Impairment of goodwill	—	—	—	—	7,208

Total expenses	56,310	50,402	62,241	68,100	68,045

Operating loss	(203)	(2,417)	(2,776)	(1,513)	(12,034)
Other (expenses) income, net	25	(51)	(10)	95	305

Net loss	$(178)	$(2,468)	$(2,786)	$(1,418)	$(11,729)
Accretion of redeemable preferred stock	7,251	6,770	6,231	5,514	5,181

Net loss applicable to common shareholders	$(7,429)	$(9,238)	$(9,017)	$(6,932)	$(16,910)

Basic and diluted net loss per common share
Class A	$(1.81)	$(2.24)	$(2.19)	$(1.68)	$(4.11)
Class B	(1.81)	(2.24)	(2.19)	(1.68)	(4.11)

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands)
BALANCE SHEET DATA: ASSETS
Current assets
Cash and cash equivalents	$5,525	$1,252	$1,984	$2,774	$5,601
Other current assets	12,364	10,958	14,988	17,283	18,245

Total current assets	17,889	12,210	16,972	20,057	23,846
Fixed assets, net	525	519	774	1,260	1,997
Goodwill and other assets	34	24	27	24	24

	$18,448	$12,753	$17,773	$21,341	$25,867

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$21,659	$15,786	$18,227	$18,925	$22,046
Long-term liabilities	—	—	—	25	53
Redeemable convertible preferred stock	94,694	87,443	80,673	74,442	68,928
Stockholders’ equity (deficit)
Equity	33,013	33,013	33,124	33,184	33,142
Accumulated deficit	(130,918)	(123,489)	(114,251)	(105,235)	(98,302)

Total stockholders’ equity (deficit)	(97,905)	(90,476)	(81,127)	(72,051)	(65,160)

	$18,448	$12,753	$17,773	$21,341	$25,867

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were founded in 1994 by several physicians as an affiliated site management network and provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of phase I-IV clinical research in the United States. In March 2004, we expanded the services of Essential Group, Inc. to include Essential Contract Research Organization (CRO) services. Our primary clinical research management services provided are branded as Essential CRO services, Essential Patient Recruitment services, and AmericasDoctor services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. We are considered a pharmaceutical services company, providing services across the majority of functions for clinical development including experienced clinical investigator sites. We offer complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

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

In June 2003, we formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment service provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. Essential Patient Recruitment utilizes creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. We provide patient recruitment services in over 60 different disease states and contract directly with the sponsor of the research project and then execute on their behalf as a contractor.

AmericasDoctor provides clinical research investigator site services through approximately 72 independently owned investigator sites encompassing approximately 200 principal investigators, with over 600 total physicians, operating in 25 states in the United States and the District of Columbia. We have trained each of the sites, currently in the AmericasDoctor network, on services performed by AmericasDoctor to enable them to conduct clinical trials on an independent basis. We are in the process of transitioning these AmericasDoctor services to the sites in our network and expect to complete the transition of these services by the end of 2006. We expect to continue working with each of these sites, in addition to a broader network of independent investigator sites, in the future as we contract services for clinical studies. AmericasDoctor clinical development services will continue to concentrate on site training, education and site consulting services on a global basis.

On September 17, 2003, our board of directors approved a business transition plan to position us for stronger growth as we enter our second decade of service to the pharmaceutical, biotechnology, nutritional, device and governmental research industries. The new strategy was announced on October 27, 2003 and required us to tightly focus on more profitable growth through expanded project management services, expanded patient recruitment services and a more focused approach to site management. Through this business plan, we focused our resources in clinical trial site management in four therapeutic areas: urology, women’s health, gastroenterology and central nervous system and exited from four other therapeutic areas related to AmericasDoctor site management services. In accordance with our business plan, we changed our name to “Essential Group, Inc.” on March 24, 2004 and are offering expanded project management services and patient recruitment services as a specialty CRO.

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

We have recognized operating losses in each fiscal year since our formation. Our site management services rely heavily on the revenues generated by our investigator sites. We experienced significant capital and operational expenditures associated with the acquisition of our on-line services in January 2000. Although we ceased all of the on-line services in the fourth quarter of 2001 and had a positive cash flow for the year ended December 31, 2005, we expect to incur operating losses and negative cash flows for the foreseeable future as we fund operating and other expenditures designed to expand our CRO services. We believe our CRO services will be cash positive and generate income over the long-term; however, there can be no assurance that this will be the case.

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

Revenue Recognition

Revenue is generated from contracts with sponsors. Revenue on each contract is recognized as services are performed in connection with a patient visit, based on hours worked in accordance with the contractual obligations associated with the services being performed or as we provide study-related services such as patient recruitment, project management, study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through our partners Our service agreements with the investigator sites and third party service providers provide that a fixed dollar amount per patient visit or procedure performed or a percentage of the contract amount will be paid as a direct fee. As revenue is recognized, the investigator fees and direct fees are recognized as costs and amounts to be paid to the investigator sites or third party service provider are recorded as accrued fees.

Advances on all sponsor contracts are classified as deferred revenue until services are performed. The related payments to sites are classified as prepaid expenses until services are performed.

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

We have incurred historical net operating losses, or NOLs, for federal income tax purposes. Accordingly, no federal income tax provision has been recorded to date and there are no taxes payable. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry forwards expire in years 2008 through 2025. As such, we have recorded a full valuation allowance against net deferred tax assets. Although we believe that our estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than that which is reflected in our historical income tax provisions. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year 2005, revenues increased to $56.1 million compared to $48.0 million in 2004, an increase of $8.1 million, or 16.9%. This increase was the result of increased revenue related to CRO services as we recognized revenue for the entire 12 months of 2005 versus 7 months in 2004 when these service offerings were launched. Patient recruitment services revenue also increased year over year. These increases were offset by reduced SMO services revenue due to a reduction in therapeutic offerings related to study services as discussed above and a change in the duration of studies for the remaining therapeutic categories.

Direct study costs (investigator fees and other study costs such as laboratory fees and patient stipends) were $43.0 million in 2005 compared to $36.2 million in 2004, an increase of $6.8 million, or 18.7%. The increase in direct study costs resulted from the increase in revenues discussed above. Direct study costs as a percentage of revenue were 76.6% in 2005 compared to 75.5% in 2004. The increase was attributable to the therapeutic revenue mix and associated levels of outsourced study costs.

Selling, general and administrative costs were $13.0 million in 2005 compared to $13.7 million in 2004, a decrease of $0.7 million, or 5.1%. As a result of the reduced therapeutic offerings as discussed above, we realized cost reductions in the areas of research operations ($1.6 million) and shared services ($0.7 million) offset by $1.6 million of development costs related to our expansion of CRO services and $0.1 million related to increased patient recruitment services.

In 2005, the value of each share of Class B common stock did not change. An independent valuation performed during the year concluded that the Class B common stock remained at a value of $0.27 per share which resulted in no value adjustment. In 2004, the valuation of each share of Class B common stock depreciated due to our financial performance. An independent valuation concluded that during 2004, the Class B common stock depreciated $0.17 per share to a value of $0.27 per share for a value adjustment of $0.1 million. Such valuation is highly judgmental and a change in valuation assumptions could have a material impact on our financial statements.

Depreciation and amortization expenses decreased to $0.3 million in 2005 compared to $0.4 million in 2004, a decrease of $0.1 million, or 20.2%. This decrease resulted from certain fixed assets becoming fully depreciated in 2005.

Operating loss decreased to $0.2 million in 2005 compared to $2.4 million in 2004. As discussed above, the $2.2 million decrease was driven by the $8.1 million increase in revenues, a decrease in selling, general and administrative costs of $0.7, a reduction of $0.1 million in depreciation and amortization and $0.1 million in Class B common stock depreciation offset by an increase of $6.8 million in direct study costs.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

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

Liquidity and Capital Resources

Net cash generated from/ (used in) operating activities was approximately $4.6 million, ($1.2 million) and ($0.7 million) for the years ended December 31, 2005, 2004 and 2003, respectively. Cash generated in operating activities increased substantially in 2005 compared to cash used in operating activities in 2004 due to the receipt of study advances received in 2005 offset by changes in working capital accounts versus net losses resulting from the expansion of CRO services in 2004. Cash used in operating activities increased in 2004 from 2003 due to an increase in net loss resulting from the expansion of CRO services.

Working capital was approximately $(3.8 million) as of December 31, 2005 and ($3.6 million) as of December 31, 2004. The decrease from December 31, 2004 to December 31, 2005 of $0.2 million, or 5%, was primarily the result of continued investment in expansion of CRO services.

With the exception of 2005, we have generated negative cash flows since our inception. As a result, we have financed our operations to date through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $5.5 million and $1.3 million as of December 31, 2005 and December 31, 2004, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires on September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of December 31, 2005, we had availability under the Credit Facility of $4.8 million, of which $0.7 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that we must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains various restrictive covenants, including covenants limiting our ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on our stock, or otherwise operate our business outside of the ordinary course, and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of December 31, 2005, we were in compliance with the Credit Facility covenants.

On March 28, 2005, we and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if we fail to meet the specified minimum Quick Ratio but nonetheless were within a specified range thereof, such violation will not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation will decrease and the interest rate applicable to borrowings will increase from 1.0% above SVB’s prime rate to 2.0% above SVB’s prime rate until such violation is cured).

On March 23, 2006, we and SVB further amended the Credit Facility to, among other things, (I) extend the maturity date of the Credit Facility by one year, to September 27, 2007, (II) increase the fixed maximum borrowing availability from $6.0 million to $7.0 million conditioned upon our receipt of at least $2.0 million of cash proceeds from the issuance of new equity securities or subordinated debt, and (III) modify the financial covenants, including adding a profitability covenant with respect to the first fiscal quarter of 2007. The interest rate on borrowings under the Credit Facility remains unchanged as long as we meet a specified minimum Quick Ratio. If we fail to meet the specified minimum Quick Ratio but nonetheless are within a specified range thereof, the interest rate applicable to borrowings under the amended Credit Facility will increase by 0.25% to 2.25% above SVB’s prime rate versus, prior to such amendment, 2.00% above SVB’s prime rate.

On September 27, 2004, in connection with our entry into the Credit Facility described above, we terminated our existing secured revolving credit agreement with CapitalSource Finance LLC (the “CapitalSource Credit Agreement”). The SVB Credit Facility described above provides us with an increased borrowing capacity due to a more favorable definition and calculation of eligible receivables, more flexible financial covenants and a lower cost of borrowing.

As a result of the termination of the CapitalSource Credit Agreement, we were required to pay CapitalSource Finance LLC a termination fee of $150,000 plus related interest and other expenses of $18,889. These payments are reflected in the December 31, 2004 financial statements contained herein.

Management believes that the funds available under the credit facility and our cash on hand will be sufficient to meet our liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to our business plan to expand our CRO services, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. Beyond 2006, we may need to raise additional capital to meet our long-term liquidity needs. If we determine that we need additional capital, we may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2005 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	$2,633	$638	$1,309	$686	—

See also note 12 to the notes to our consolidated financial statements for the year ended December 31, 2005.

In addition, under the terms of our Series A preferred stock, at any time after March 27, 2005, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. If the holders of our Series A preferred stock exercise their right to require us to redeem all of their shares, we would not have sufficient funds available to meet these obligations, which would have a material adverse effect on our business, operations and financial condition.

Impact of New Accounting Pronouncements

At December 31, 2005, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(7,429)	$(9,238)	$(9,017)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(585)	(578)	(1,289)

Pro forma net loss	$(8,014)	$(9,816)	$(10,306)

Loss per share:
Basic and diluted – as reported	$(1.81)	$(2.24)	$(2.19)

Basic and diluted – pro forma	$(1.95)	$(2.39)	$(2.50)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	4.1%	3.6% to 4.3%
Volatility factor	77.0%	77.0%	66.0% to 77.0%
Expected life in years	10	10	10

Volatility factor	77.0%	77.0%	66.0% to 77.0%

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which was our third quarter 2005.

In December 2005, our board of directors approved the accelerated vesting of all currently outstanding unvested stock options (“Options”) to purchase shares of our Class A common stock as of December 31, 2005. These Options were previously awarded to directors, officers and employees under our 1993, 1994, 1996 and 2003 Employee Stock Option Plans. By accelerating the vesting of these Options, we estimate that we will not incur approximately $486,000 of future compensation expense. We did not recognize any compensation expense in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in 2005 with respect to the acceleration as all options were out of-the-money options.

Options to purchase 674,884 shares of our Class A common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 31, 2005 as a result of our board’s actions. The number of shares and exercise prices of the Options outstanding are unchanged. The remaining terms for each of the Options granted remain the same. The acceleration was effective as of December 31, 2005. We have sought consent from option holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 requires restatement of prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

In March 2005, the FASB issued FIN 47 as an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company adopted FIN 47 at December 31, 2005. There was no change to operating results as a result of this adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $6.0 million. Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables. As of December 31, 2005, we had availability under the Credit Facility of $4.8 million with $0.7 million of borrowings outstanding. We do not expect changes in interest rates to have a material effect on our income or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year 2005, there were no changes in, or disagreements with, accountants on accounting and financial disclosure matters.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to compensation plans under which our Class A common stock is authorized for issuance under compensation plans previously approved and not previously approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,779,837	$5.30	1,716,212
Equity compensation plans not approved by security holders	—	—	—

Total	2,779,837	$5.30	1,716,212

Additional information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning this Item is incorporated herein by reference to Essential Group’s definitive information statement to be delivered to stockholders in connection with the taking of corporate action by Essential Group’s stockholders to elect directors without a meeting, which information statement will be filed with the Securities and Exchange Commission on or prior to April 30, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See Index to Consolidated Financial Statements on page F-1.

See Exhibit Index on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2006.

ESSENTIAL GROUP, INC.

By:	/s/ Dennis N. Cavender
Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the 28th day of March, 2006.

Signature	Title

/s/ C. Lee Jones C. Lee Jones	President and Chief Executive Officer (Principal Executive Officer)

/s/ Dennis N. Cavender Dennis N. Cavender	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

/s/ Paul M. Palz Paul M. Palz	Controller (Principal Accounting Officer)

/s/ Pradip K. Banerjee, Ph.D.* Pradip K. Banerjee, Ph.D.	Chairman

/s/ Joan Neuscheler* Joan Neuscheler	Director

/s/ Zubeen Shroff* Zubeen Shroff	Director

* By:	/s/ Dennis N. Cavender
Dennis N. Cavender
As Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

Essential Group, Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheet of Essential Group, Inc. and subsidiary (“the Company,” formerly known as AmericasDoctor, Inc.) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Essential Group, Inc. as of December 31, 2005 and 2004, and the results of its operations, its changes in stockholders’ equity, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 23, 2006

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and 2004

(in 000’s)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,525	$1,252
Accounts receivable, net	10,415	8,381
Prepaid expenses	1,949	2,577

Total current assets	17,889	12,210

FIXED ASSETS:
Furniture and fixtures	1,042	1,218
Equipment	494	535
Computers and software	4,518	4,565
Leasehold improvements	494	577

	6,548	6,895
Less-Accumulated depreciation and amortization	(6,023)	(6,376)

Total fixed assets, net	525	519

OTHER ASSETS:
Other	34	24

Total other assets	34	24

	$18,448	$12,753

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,035	$2,514
Line of credit	672	675
Accrued investigator fees and other expenses	13,440	9,407
Deferred revenue	6,512	3,190

Total current liabilities	21,659	15,786

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized, 4,992,621 shares issued and outstanding	94,694	87,443

STOCKHOLDERS’ DEFICIT:
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—

Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—

Class A common stock, par value $0.001 per share, 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 outstanding	3	3

Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1

Warrants to purchase common stock	90	79
Additional paid-in-capital	32,965	32,976
Accumulated deficit	(130,918)	(123,489)

	(97,859)	(90,430)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(97,905)	(90,476)

	$18,448	$12,753

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(in 000’s except share and per share data)

	2005	2004	2003
REVENUE	$56,107	$47,985	$59,465

EXPENSES:
Direct study costs	42,998	36,220	44,101
Selling, general and administrative	12,988	13,892	17,751
Class B common stock depreciation	—	(117)	(178)
Depreciation and amortization	324	407	567
Impairment of goodwill	—	—	—

Total expenses	56,310	50,402	62,241

OPERATING LOSS	(203)	(2,417)	(2,776)

OTHER (EXPENSES) INCOME, net	25	(51)	(10)

Loss before provision for income taxes	(178)	(2,468)	(2,786)

PROVISION FOR INCOME TAXES	—	—	—

NET LOSS	(178)	(2,468)	(2,786)

ACCRETION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK	7,251	6,770	6,231

Net loss applicable to common stockholders	$(7,429)	$(9,238)	$(9,017)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share
Class A	$(1.81)	$(2.24)	$(2.19)
Class B	$(1.81)	$(2.24)	$(2.19)

Weighted average number of common shares outstanding
Class A	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2005, 2004 and 2003

(in 000’s except share data)

	Common Stock				Convertible Preferred Stock				Warrants	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock			Total Stockholders’ Deficit
	Class A ($.001 Par Value) (25,000,000 Shares Authorized)		Class B Convertible ($.001 Par Value) (685,324 Shares Authorized)		Series B ($.001 Par Value) (228,436 Shares Authorized)		Series E ($.001 Par Value) (30,164 Shares Authorized)
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value				Number of Shares	Par Value
BALANCE, December 31, 2002	3,434,626	$3	685,324	$1	228,436	$—	30,164	$—	$55	$33,124	$(105,234)	(4,583)	$	(—)	$(72,051)

Net loss	—	—	—	—	—	—	—	—	—	—	(2,786)	—		—	(2,786)
Compensatory stock options	—	—	—	—	—	—	—	—	—	96	—	—		—	96
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(178)	—	—		—	(178)
Warrants issued, net	—	—	—	—	—	—	—	—	24	—	—	—		—	24
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(6,231)	—		—	(6,231)

BALANCE, December 31, 2003	3,434,626	$3	685,324	$1	228,436	$—	30,164	$—	$79	$33,042	$(114,251)	(4,583)	$	(—)	$(81,126)

Net loss	—	—	—	—	—	—	—	—	—	—	(2,468)	—		—	(2,468)
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	(112)	—	—		—	(112)
Warrants issued, net	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(6,770)	—		—	(6,770)

BALANCE, December 31, 2004	3,434,626	$3	685,324	$1	228,436	$—	30,164	$—	$79	$32,930	$(123,489)	(4,583)	$	(—)	$(90,476)

Net loss	—	—	—	—	—	—	—	—	—	—	(178)	—		—	(178)
Class B common stock depreciation	—	—	—	—	—	—	—	—	—	—	—	—		—	—
Warrants issued, net	—	—	—	—	—	—	—	—	11	(11)	—	—		—	—
Accretion of preferred stock redemption value (Note 6)	—	—	—	—	—	—	—	—	—	—	(7,251)	—		—	(7,251)

BALANCE, December 31, 2005	3,434,626	$3	685,324	$1	228,436	$—	30,164	$—	$90	$32,919	$(130,918)	(4,583)	$	(—)	$(97,905)

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(in 000’s)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178)	$(2,468)	$(2,786)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities-
Depreciation and amortization	324	407	567
Class B common stock depreciation	—	(117)	(178)
Compensatory stock options	—	5	95
Warrant compensation for professional services	—	—	24
Other	4	2	(15)
Changes in assets and liabilities
Accounts receivable	(2,034)	3,841	803
Prepaid expenses	627	189	1,492
Other assets	(10)	4	(4)
Accounts payable	(1,480)	106	668
Accrued investigator fees	149	(2,437)	169
Accrued wages and other	3,885	61	(115)
Deferred revenue	3,322	(832)	(1,431)
Other liabilities	—	—	(23)

Net cash and cash and equivalents used in operating activities	4,609	(1,239)	(734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(333)	(154)	(67)

Net cash and cash equivalents used in investing activities	(333)	(154)	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	(3)	675	—
Proceeds (payments) on capital leases and debt, net	—	(14)	11

Net cash and cash equivalents provided by (used in) financing activities	(3)	661	11

Net increase (decrease) in cash and cash equivalents	4,273	(732)	(790)

CASH AND CASH EQUIVALENTS, beginning of period	1,252	1,984	2,774

CASH AND CASH EQUIVALENTS, end of period	$5,525	$1,252	$1,984

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash earned on (paid for)
Interest on capital leases and debt	$25	$(51)	$(22)
Taxes	0	4	6

The accompanying notes to consolidated financial statements are an integral part of these statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

1. DESCRIPTION OF BUSINESS

Essential Group, Inc. (the “Company”) was founded in 1994 by several physicians as an affiliated site management network and provides pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of phase I-IV clinical research in the United States. The primary clinical research management services provided are branded as Essential Contract Research Organization (CRO) services, Essential Patient Recruitment services, and AmericasDoctor site management services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. The Company is considered a pharmaceutical services company, providing contracted services for clinical development including experienced clinical investigator sites and offer the comprehensive services required for clinical development to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

AmericasDoctor provides clinical research investigator site services through approximately 72 independently owned investigator sites encompassing approximately 200 principal investigators, with over 600 total physicians, operating in 25 states in the United States and the District of Columbia. We have trained each of the sites, currently in the AmericasDoctor network, on services performed by AmericasDoctor to enable them to conduct clinical trials on an independent basis. The Company is in the process of transitioning these AmericasDoctor services to the sites in its network and expects to complete the transition of these services by the end of 2006. The Company expects to continue working with each of these sites, in addition to a broader network of independent investigator sites, in the future as the Company contracts services for clinical studies. AmericasDoctor clinical development services will continue to concentrate on site training, education and site consulting services on a global basis.

2. LIQUIDITY AND FUTURE OPERATIONS

Net cash generated from/ (used in) operating activities was approximately $4.6 million, ($1.2 million) and ($0.7 million) for the years ended December 31, 2005, 2004 and 2003, respectively. Cash generated in operating activities increased substantially in 2005 compared to cash used in operating activities in 2004 due to the receipt of study advances in 2005 offset by changes in working capital accounts versus net losses resulting from the expansion of CRO services in 2004. Cash used in operating activities increased in 2004 from 2003 due to an increase in net loss resulting from the expansion of CRO services.

Working capital was approximately $(3.8 million) as of December 31, 2005 and ($3.6 million) as of December 31, 2004. The decrease from December 31, 2004 to December 31, 2005 of $0.2 million, or 5%, was primarily the result of continued investment in expansion of CRO services.

With the exception of 2005, the Company has generated negative cash flows since its inception. As a result, the Company has financed its operations to date through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $5.5 million and $1.3 million as of December 31, 2005 and December 31, 2004, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of December 31, 2005, the Company had availability under the Credit Facility of $4.8 million, of which $0.7 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that the Company must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. The Credit Facility contains various restrictive covenants, including covenants limiting the Company’s ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on the Company’s stock, or otherwise operate its business outside of the ordinary course, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of December 31, 2005, the Company was in compliance with the Credit Facility covenants.

On March 28, 2005, the Company and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if the Company fails to meet the specified minimum Quick Ratio but nonetheless were within a specified range thereof, such violation will not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation will decrease and the interest rate applicable to borrowings will increase from 1.0% above SVB’s prime rate to 2.0% above SVB’s prime rate until such violation is cured).

On March 23, 2006, the Company and SVB further amended the Credit Facility to, among other things, (I) extend the maturity date of the Credit Facility by one year, to September 27, 2007, (II) increase the fixed maximum borrowing availability from $6.0 million to $7.0 million conditioned upon the Company’s receipt of at least $2.0 million of cash proceeds from the issuance of new equity securities or subordinated debt, and (III) modify the financial covenants, including adding a profitability covenant with respect to the first fiscal quarter of 2007. The interest rate on borrowings under the Credit Facility remains unchanged as long as the Company meets a specified minimum Quick Ratio. If the Company fails to meet the specified minimum Quick Ratio but nonetheless is within a specified range thereof, the interest rate applicable to borrowings under the amended Credit Facility will increase by 0.25% to 2.25% above SVB’s prime rate versus, prior to such amendment, 2.00% above SVB’s prime rate.

On September 27, 2004, in connection with the Company’s entry into the Credit Facility described above, it terminated its existing secured revolving credit agreement with CapitalSource Finance LLC (the “CapitalSource Credit Agreement”). The Credit Facility described above provides the Company with an increased borrowing capacity due to a more favorable definition and calculation of eligible receivables, more flexible financial covenants and a lower cost of borrowing.

As a result of the termination of the CapitalSource Credit Agreement, the Company was required to pay CapitalSource Finance LLC a termination fee of $150,000 plus related interest and other expenses of $18,889. These payments are reflected in the December 31, 2004 financial statements contained herein.

Management believes that the funds available under the credit facility and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the next twelve months. However, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to continue to expand its CRO services, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company’s liquidity requirements or cause it to seek additional equity or debt financing alternatives. Beyond 2006, the Company may need to raise additional capital to meet its long-term liquidity needs. If the Company determines that it needs additional capital, it may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to the Company’s stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

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

Advertising

All advertising costs are expensed as incurred. Advertising expenses were $96,000, $208,000 and $585,000 in fiscal 2005, 2004 and 2003, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, receivables, accounts payable and accrued expenses approximate fair value because of the short-term nature of the items.

Revenue Recognition

Revenue is generated from contracts with sponsors. Revenue on each contract is recognized as services are performed in connection with a patient visit, based on hours worked in accordance with the contractual obligations associated with the services being performed or as the Company provides study-related services such as patient recruitment, project management, study start-up, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging, data management, biostatistics, quality assurance, regulatory affairs, training and medical writing, either directly or through its partners. The Company’s service agreements with the investigator sites and third party service providers provide that a fixed dollar amount per patient visit or procedure performed or a percentage of the contract amount will be paid as a direct fee. As revenue is recognized, the investigator fees and direct fees are recognized as costs and amounts to be paid to the investigator sites or third party service provider are recorded as accrued fees.

Advances on all sponsor contracts are classified as deferred revenue until services are performed. The related payments to sites are classified as prepaid expenses until services are performed.

In accordance with EITF 99-19 and Staff Accounting Bulletin SAB 104, the Company recognizes its study revenue on a gross basis as it acts as a principal in such transactions, can influence price, are involved in the product specifications and have credit risk.

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

The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company makes judgments as to its ability to collect outstanding receivables based on these factors and provides allowances for these receivables when collections become doubtful. Provisions are made based on specific review of all significant outstanding balances. The activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 was as follows:

Description	Balance at Beginning of Period	Additions to Reserve	Write-Offs on Accounts	Balance at End of Period
2003	405,193	18,555	(40,537)	383,211
2004	383,211	151,952	—	535,163
2005	535,163	126,703	—	661,866

Concentration of credit risk

Financial instruments that are potentially subject to concentrations of credit risk is limited to trade accounts receivable and is subject to the financial conditions of certain major customers.

For the year ended December 31, 2005, one customer accounted for 20.6% of total revenue and 20.3% of accounts receivable at December 31, 2005. For the years ended December 31, 2004 and 2003, no individual customer accounted for greater than 10% of total revenue or accounts receivable.

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

Accounting for Stock-Based Compensation

At December 31, 2005, the Company had stock-based employee incentive plans and stock-based director and network founders plans. The Company accounts for the employee plans under the recognition and measurement principals of APB Opinion 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives: (In thousands except per share data.)

	Year Ended December 31,
	2005	2004	2003
Net loss, as reported	$(7,429)	$(9,238)	$(9,017)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(585)	(578)	(1,289)

Pro forma net loss	$(8,014)	$(9,816)	$(10,306)

Loss per share:
Basic and diluted – as reported	$(1.81)	$(2.24)	$(2.19)

Basic and diluted – pro forma	$(1.95)	$(2.39)	$(2.50)

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	4.4%	4.1%	3.6% to 4.3%
Volatility factor	77.0%	77.0%	66.0% to 77.0%
Expected life in years	10	10	10

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005, which was the third quarter 2005 for the Company.

In December 2005, the Company’s board of directors approved the accelerated vesting of all currently outstanding unvested stock options (“Options”) to purchase shares of Class A common stock of the Company as of December 31, 2005. These Options were previously awarded to directors, officers and employees under the Company’s 1993, 1994, 1996 and 2003 Employee Stock Option Plans. By accelerating the vesting of these Options, the Company estimates that it will not incur approximately $486,000 of future compensation expense. The Company did not recognize any compensation expense in accordance with Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), in 2005 with respect to the acceleration as all options were out of-the-money options.

Options to purchase 674,884 shares of the Company’s Class A common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 31, 2005 as a result of the board’s actions. The number of shares and exercise prices of the Options subject to the acceleration are unchanged. The remaining terms for each of the Options granted remain the same. The acceleration was effective as of December 31, 2005. The Company has sought consent from option holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

4. INCOME TAXES

The Company has incurred net operating losses (“NOLs”) for federal income tax purposes of approximately $75.9 million, $75.5 million and $73.2 million for the years ended December 31, 2005, 2004 and 2003, respectively; accordingly, no federal income tax provision has been recorded for the periods and there are no taxes payable at December 31, 2005. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the level of historical losses that may limit utilization of NOL carry-forwards in future periods, management is unable to predict whether these net deferred tax assets will be utilized prior to expiration. The unused NOL carry-forwards expire in years 2008 through 2025. As such, the Company has recorded a full valuation allowance against net deferred tax assets.

At December 31, 2005, deferred income taxes consisted of the following (in thousands):

	2005	2004	2003
Net operating loss carry-forward	$30,354	$30,194	$29,290
Accrued expenses	148	114	328
Reserves	265	214	126
Leasehold improvements and equipment	20	(28)	(52)
Other	—	93	75

Total	30,787	30,587	29,767
Less – Valuation allowance	(30,787)	(30,587)	(29,767)

Net deferred tax assets	$0	$0	$0

A reconciliation between the statutory and federal income tax rate (34%) and the effective rate of income tax expense for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Statutory federal income tax rate	(34.0%)	(34.0%)	(34.0%)
State taxes	(6.0)	(6.0)	(6.0)
Other	7.0	2.6	1.1
Valuation allowance	33.0	37.4	37.4

Effective income tax rate	0%	0%	0%

5. COMMON STOCK, REDEEMABLE PREFERRED STOCK, PREFERRED STOCK AND STOCK WARRANTS

Common Stock

The Company has two classes of common stock, Class A common stock and Class B common stock, as discussed in Note 6.

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

Warrants

On February 5, 2004, the Company issued a warrant to purchase 12,000 shares of Class A common stock exercisable at $2.00 per share to Galen Advisors LLC. The warrant was issued in consideration for services rendered by the Company’s director, Zubeen Shroff, in 2003 and was exercisable 100% on the date of grant and terminates on the tenth anniversary of the date of grant.

On February 3, 2005, the Company issued a warrant to purchase 12,000 shares of Class A common stock exercisable at $1.25 per share to Galen Investment Advisory Group LLC. The warrant was issued in consideration for services rendered by Mr. Shroff in 2004 and was exercisable 100% on the date of grant and terminates on the tenth anniversary of the date of grant.

On December 16, 2003, the Company issued warrants to purchase 71,250 shares of Class A common stock to third-party consultants for various services. The warrants are exercisable at $2.00 per share once vested based on various performance clauses. As of December 31, 2005, 48,124 warrants had vested.

6. RELATED PARTIES

The Company maintains an equity structure, which enables the investigator sites to potentially participate in the equity appreciation of the Company commensurate with their individual contributions to the Company’s success. The Company has two classes of common stock, Class A common stock and Class B common stock. Class B common stock is held by a limited liability company (“LLC”) established for the benefit of the Company’s investigator sites.

Until the occurrence of a public offering of the Company’s securities, a sale, merger or consolidation of the Company with or into another company or a liquidation (“Triggering Event”), the Class B common stock will have no right to vote. The Class B common stock is held by the LLC and the investigator sites have no right to receive the shares of Class B common stock until after a Triggering Event. Upon a Triggering Event, the Class B common stock will convert into 685,324 shares of Class A common stock, which will be available to the LLC for distribution to the investigator sites.

These shares will be distributed to the investigator sites according to their ownership interest, which is determined through a formula based on their respective percentage of total research revenue generated. Because the investigator sites that have signed a clinical research service agreement continuously earn the shares, the Company accounts for the Class B common stock and LLC interests as a variable stock plan and accordingly, re-measures the value of these interests at each balance sheet date. The value of the Class B common stock is highly judgmental and is based upon an independent appraisal. The annual increase or decrease in the value of these interests is reflected in the accompanying consolidated statements of operations as an expense and in the statements of stockholders’ deficit as additional paid-in capital.

7. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company has two stock incentive plans for directors and network founders (the “Plans”) which provide for the granting of options to purchase Class A common stock over a period not to exceed 10 years. Under the terms of the

Plans, the option price cannot be less than 85% of the fair market value at the date of grant and options granted to participants other than directors generally vest over 4 years. Options granted to directors under the plan generally vest immediately. There is no established public trading market for the Company’s Class A common stock.

The Company has employee stock incentive plans (the “Employee Plans”) which provide for the granting of options to eligible employees to purchase Class A common stock over a period not to exceed 10 years. Options are granted at not less than fair value and may be issued under the Employee Plans until 2006.

A total of 4,509,391 shares have been reserved for issuance under the Plans until 2006.

Information regarding these option plans for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	2,881,190	$5.24	2,837,258	$5.49	1,169,368	$10.52
Options exercised	—	—	—	—	—	—
Options granted	86,401	1.11	511,949	1.36	1,814,504	2.07
Options canceled	—	—	—	—	—	—
Options forfeited	(187,754)	2.01	(468,017)	3.17	(146,614)	3.17

Options outstanding, end of period	2,779,837	$5.30	2,881,190	$5.24	2,837,258	$5.49

Options exercisable	2,779,837	$5.30	2,025,024	$6.71	1,790,102	$7.36
Weighted average fair value of options granted during the period	$1.11		$1.25		$1.46
Options available for grant at end of period	1,716,212		1,614,859		1,658,791

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price
$0.77 - $5.00	2,327,596	6.7	$1.99	2,327,596	$1.99
$5.01 - $10.00	407,545	3.5	9.38	407,545	9.38
$10.01 - $179.87	44,696	3.2	140.45	44,696	140.45

	2,779,837	6.1	$5.30	2,779,837	$5.30

As of December 31, 2005, the Company’s current employees held approximately 2.1 million outstanding options or 17.1% of the Company’s fully diluted shares.

8. NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended December 31, 2005, 5,251,221 outstanding preferred stock shares, 2,779,837 outstanding stock options and 71,250 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic net loss per share for the periods ended December 31, 2005, 2004 and 2003: (in thousands except share and per share data)

	2005			2004			2003
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available
Class A Stockholders	$6,191	3,430,043	$1.81	$7,699	3,430,043	$2.24	$7,515	3,430,043	$2.19
Class B Stockholders	$1,237	685,324	$1.81	$1,538	685,324	$2.24	$1,502	685,324	$2.19

9. LEGAL MATTERS

In the ordinary course of conducting its business, the Company becomes involved in various lawsuits related to its business. The Company does not believe that the ultimate resolution of these matters will be material to its business, financial position or result of operations.

10. 401(k) RETIREMENT SAVINGS PLAN AND TRUST

The Company has a Cash Deferral Arrangement under Section 401(k) of the Internal Revenue Code. Beginning January 1, 1997, and at its discretion, the Company matches a percentage of employee contributions. The Company’s contributions to the Cash Deferral Arrangement were $41,000, $47,000 and $160,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

11. LEASE ARRANGEMENTS AND RENT EXPENSE

The Company has entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of December 31, 2005: (in thousands)

Year	Operating Leases
2006	$638
2007	644
2008	665
2009	686

Total future minimum lease commitments	$2,633

The Company has operating leases expiring at various dates through December 2009. Certain leases contain escalation clauses based upon inflation. Total rent expense relating to operating leases was $637,000, $681,000 and $799,000 for the years ended December 31, 2005, 2004 and 2003, respectively, net of sublease income of approximately $0, $57,000 and $117,000 respectively. The sublease expired in September 2004.

12. EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain officers. Such agreements provide for annual base salary, stock options, severance packages and in some instances, discretionary bonuses and payments in the event of termination without cause.

13. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2005 Quarters
Net revenue	$13,521	$13,903	$13,349	$15,334
Income/(loss) from operations	(272)	(114)	(246)	429
Net income/(loss)	(263)	(101)	(240)	426
Basic and diluted net loss per common share:
Class A	$(0.50)	$(0.46)	$(0.50)	$(0.35)
Class B	(0.50)	(0.46)	(0.50)	(0.35)

	First	Second	Third	Fourth
2004 Quarters
Net revenue	$13,823	$12,028	$9,830	$12,303
Loss from operations	(498)	(802)	(726)	(441)
Net loss	(466)	(811)	(738)	(453)
Basic and diluted net loss per common share:
Class A	$(0.51)	$(0.60)	$(0.59)	$(0.53)
Class B	(0.51)	(0.60)	(0.59)	(0.53)

	First	Second	Third	Fourth
	(in thousands, except per share data)
2003 Quarters
Net revenue	$14,937	$16,759	$13,839	$13,930
Loss from operations	(712)	(676)	(799)	(589)
Net loss	(708)	(671)	(803)	(604)
Basic and diluted net loss per common share:
Class A	$(0.54)	$(0.54)	$(0.58)	$(0.53)
Class B	(0.54)	(0.54)	(0.58)	(0.53)

Exhibit Index

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Essential Group, Inc.’s Registration Statement on Form 10 filed on April 26, 2001 (File No. 0-32601) (the “Form 10”))

3.2	Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor.com, Inc. to AmericasDoctor, Inc. (incorporated by reference to Exhibit 3.2 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 28, 2002 (File No. 0-32601))

3.3	Amendment to Certificate of Incorporation regarding the name change from AmericasDoctor, Inc. to Essential Group, Inc.(incorporated by reference to Exhibit 3.3 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 30, 2005 (File No. 0-32601))

3.4	Certificates of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Form 10)

3.5	Certificate of Designation, Preferences and Rights of Series A-1 Preferred Stock (incorporated by reference to Exhibit 3.3 to the Form 10)

3.6	Certificate of Designation, Preferences and Rights of Series A-2 Preferred Stock (incorporated by reference to Exhibit 3.4 to the Form 10)

3.7	Certificate of Designation, Preferences and Rights of Series A-3 Preferred Stock (incorporated by reference to Exhibit 3.5 to the Form 10)

3.8	Certificate of Designation, Preferences and Rights of Series A-4 Preferred Stock (incorporated by reference to Exhibit 3.6 to the Form 10)

3.9	Certificate of Designation, Preferences and Rights of Series A-5 Preferred Stock (incorporated by reference to Exhibit 3.7 to the Form 10)

3.10	Amended Certificate of Designation, Preferences and Rights of Series A-6 Preferred Stock (incorporated by reference to Exhibit 3.8 to the Form 10)

3.11	Amended Certificate of Designation, Preferences and Rights of Series A-7 Preferred Stock (incorporated by reference to Exhibit 3.9 to the Form 10)

3.12	Certificate of Designation, Preferences and Rights of Series B Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.10 to the Form 10)

3.13	Certificate of Designation, Preferences and Rights of Series C Contingent Convertible Preferred Stock (incorporated by reference to Exhibit 3.11 to the Form 10)

3.14	Certificate of Designation, Preferences and Rights of Series E Preferred Stock (incorporated by reference to Exhibit 3.12 to the Form 10)

3.15	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.13 to the Form 10)

4.1	Amended and Restated Registration Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.1 to the Form 10)

Exhibit No.	Description
4.2	Amendment No. 1 to Registration Rights Agreement and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Premier Research Worldwide, Ltd. and Tullis-Dickerson Capital Focus II, L.P. (incorporated by reference to Exhibit 4.2 to the Form 10)

4.3	Investor Rights Agreement, dated as of January 6, 2000, among Affiliated Research Centers, Inc. and Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Hambrecht & Quist California, H&Q Affiliated Research Investors, L.P., Hambrecht & Quist Employee Venture Fund, L.P. II, Premier Research Worldwide, Ltd., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and GE Capital Equity Investments, Inc. (incorporated by reference to Exhibit 4.3 to the Form 10)

4.4	Amendment No. 1 to Investor Rights Agreement, Waiver and Consent, dated as of March 28, 2000, among AmericasDoctor.com, Inc. and LHC Corporation, Charter Growth Capital, L.P., Charter Growth Capital Co-Investment Fund, L.P., CGC Investors, L.P., The CIT Group/Equity Investments, Inc., Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P., TD Javelin Capital Fund, L.P. and Premier Research Worldwide, Ltd. (incorporated by reference to Exhibit 4.4 to the Form 10)

4.5	Amendment No. 2 to Investor Rights Agreement and Consent, dated as of June 1, 2001, among AmericasDoctor.com, Inc. and LHC Corporation, Galen Associates, Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Delphi Ventures III, L.P., Delphi BioInvestments III, L.P., Delphi Ventures IV, L.P., Delphi BioInvestments IV, L.P., Tullis-Dickerson Capital Focus II, L.P., TD Origen Capital Fund, L.P. and TD Javelin Capital Fund, L.P. (incorporated by reference to Exhibit 4.8 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 28, 2002 (File No. 0-32601))

4.6	Amended and Restated Limited Liability Company Agreement of Affiliated Research Centers LLC, dated as of November 21, 1997 (incorporated by reference to Exhibit 4.5 to the Form 10)

4.7	Form of Class A Common Stock Warrant (incorporated by reference to Exhibit 4.6 to the Form 10)

4.8	Form of Clinical Research Services Agreement (incorporated by reference to Exhibit 4.7 to the Form 10)

4.9	Waiver of Redemption Rights dated August 25, 2005 (incorporated by reference to Exhibit 10.4 to Essential Group, Inc.’s Quarterly Report on Form 10-Q filed on November 12, 2004)

10.1*	Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10)

10.2*	Form of Stock Option Agreement under the Amended and Restated 1996 Employee Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Form 10)

10.3*	Amended and Restated 1996 Director Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Form 10)

10.4*	Form of Stock Option Agreement under the Amended and Restated 1996 Director Stock Option (incorporated by reference to Exhibit 10.4 to the Form 10)

10.5*	1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.5 to the Form 10)

Exhibit No.	Description
10.6*	Form of Stock Option Agreement under the 1996 Consultants Warrant Stock Plan (incorporated by reference to Exhibit 10.6 to the Form 10)

10.7*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 1, 2000, between AmericasDoctor.com, Inc. and C. Lee Jones (incorporated by reference to Exhibit 10.13 to the Form 10)

10.8*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of October 27, 2003, between AmericasDoctor, Inc. and Dennis Cavender (incorporated by reference to Exhibit 10.8 to Essential Group, Inc.’s Annual Report on Form 10-K filed on March 19, 2004 (File No. 0-32601))

10.9*	Amendment No. 1 To Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of October 28, 2004, between Essential Group, Inc. and Dennis N. Cavender (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on April 20, 2005)

10.10*	Amendment No. 2 To Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of December 1, 2004, between Essential Group, Inc. and Dennis N. Cavender (incorporated by reference to Exhibit 10.2 to Essential Group, Inc.’s Current Report on Form 8-K filed on April 20, 2005)

10.11*	Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of March 14, 2003, between AmericasDoctor, Inc. and Julie Ross (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Quarterly Report on Form 10-Q filed on August 12, 2003)

10.12*	Amendment No. 1 to Employment, Confidentiality, Non-Competition and Severance Agreement, dated as of April 21, 2005, between Essential Group, Inc. and Julie A. Ross (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on April 22, 2005)

10.13*	Letter Agreement, dated December 10, 2004, between Essential Group, Inc. and Pradip K. Banerjee, Ph.D. (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on December. 13, 2004)

10.14*	Employment Offer Letter, accepted by Craig Coffman on January 18, 2006 (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on January 24, 2006)

10.15	Office Lease Agreement, dated April 29, 1997, between Affiliated Research Centers, Inc. and T.R.L.P. (incorporated by reference to Exhibit 10.20 to the Form 10)

10.16	Loan and Security Agreement, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.1 to Essential Group, Inc.’s Current Report on Form 8-K filed on October 1, 2004)

10.17	Amendment No. 1 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.2 to Essential Group, Inc.’s Current Report on Form 8-K filed on Oct. 1, 2004)

10.18	Amendment No. 2 to Loan Documents, dated September 27, 2004, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank (incorporated by reference to Exhibit 10.3 to Essential Group, Inc.’s Current Report on Form 8-K filed on October 1, 2004)

10.19	Amendment to Loan Documents, dated March 23, 2005, among Essential Group, Inc., AmericasDoctor.com Coordinator Services, Inc. and Silicon Valley Bank†

Exhibit No.	Description
21.1	List of Subsidiaries†

23.1	Consent of Independent Public Accountants†

24.1	Power of Attorney†

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)†

*	Management Contract or Compensatory Plan
†	Filed herewith