Form 10-Q
period 2006-06-30
ESSENTIAL GROUP INC
filed 2006-08-10
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At August 1, 2006, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$992	$5,525
Accounts receivable, net of allowance for doubtful accounts of $662 and $662	8,086	10,415
Prepaid expenses	2,011	1,949

Total current assets	11,089	17,889

FIXED ASSETS:
Cost	6,582	6,548
Less – Accumulated depreciation and amortization	(6,130)	(6,023)

Total fixed assets, net	452	525

OTHER ASSETS:
Other	34	34

Total other assets	34	34

	$11,575	$18,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$775	$1,035
Line of Credit	672	672
Accrued investigator fees and other expenses	10,370	13,440
Deferred revenue	3,413	6,512

Total current liabilities	15,230	21,659

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	98,520	94,694

STOCKHOLDERS’ DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	90	90
Additional paid-in-capital	32,965	32,965
Accumulated deficit	(135,188)	(130,918)

	(102,129)	(97,859)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders’ deficit	(102,175)	(97,905)

	$11,575	$18,448

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
Direct revenues	$2,550	$3,443	$5,852	$6,635
Reimbursable pass-through	4,690	10,460	18,239	20,789

Total revenues	7,240	13,903	24,091	27,424

COSTS & EXPENSES:
Cost of services	1,574	1,700	3,186	3,437
Reimbursable pass-through expenses	4,690	10,460	18,239	20,789
Selling, general and administrative	1,540	1,784	3,044	3,398
Depreciation and amortization	53	73	107	186

Total costs and expenses	7,857	14,017	24,576	27,810

OPERATING LOSS	(617)	(114)	(485)	(386)

OTHER INCOME, net	11	13	40	22
Loss before provision for income taxes	(606)	(101)	(445)	(364)
PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(606)	(101)	(445)	(364)

ACCRETION OF PREFERRED STOCK	1,932	1,785	3,826	3,574

Net loss applicable to common stockholders	$(2,538)	$(1,886)	$(4,271)	$(3,938)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.62)	$(0.46)	$(1.04)	$(0.96)
Class B	(0.62)	(0.46)	(1.04)	(0.96)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(445)	$(364)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	107	186
Changes in assets and liabilities, net	(4,161)	1,683

Net cash and cash equivalents generated from (used in) operating Activities	(4,499)	1,505

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(34)	(260)

Net cash and cash equivalents used in investing activities	(34)	(260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	—	(3)

Net cash and cash equivalents used in financing activities	—	(3)

Net increase (decrease) in cash and cash equivalents	(4,533)	1,242
CASH AND CASH EQUIVALENTS, beginning of period	5,525	1,252

CASH AND CASH EQUIVALENTS, end of period	$992	$2,494

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (See Note 4). Certain amounts from the prior periods have been reclassified to reflect the current period presentation.

2. Liquidity and Future Operations

Net cash generated from (used in) operating activities was approximately $(4.5) million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in operating activities in the six months ended June 30, 2006 increased substantially due to a reduction in deferred revenue (liabilities) related to the Essential Patient Recruitment (“EPR”) and contract research organization (“CRO”) service offerings and a reduction in accrued liabilities related to site management and EPR service offerings offset by a decrease in site management and CRO receivables. Cash generated from operating activities for the six months ended June 30, 2005 was a result of a substantial increase in deferred revenue (liabilities) related to the CRO services offset by continued investment in the expansion of CRO services.

Working capital was approximately $(4.1) million as of June 30, 2006 and $(3.8) million as of December 31, 2005. The decrease from December 31, 2005 to June 30, 2006 of $0.3 million or 9.9% was primarily the result of a decrease in cash used in funding CRO services.

With the exception of 2005, the Company has generated negative cash flows since its inception. As a result, the Company has financed its operations through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.0 million and $5.5 million as of June 30, 2006 and December 31, 2005, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of June 30, 2006, the Company had availability under the Credit Facility of $1.3 million, of which $0.7 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that the Company must pay monthly interest of at least $3,500, even if no borrowings are outstanding. As of June 30, 2006, the effective interest rate was 9.25%.

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

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. The Credit Facility contains various restrictive covenants, including covenants limiting the Company’s ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on the Company’s stock, or otherwise operate its business outside of the ordinary course, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of June 30, 2006, the Company was in compliance with the Credit Facility covenants.

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

3. Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended June 30, 2006, 5,251,221 outstanding preferred stock shares, 2,722,555 outstanding stock options and 71,250 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter ended June 30, 2006 and 2005 (unaudited, in thousands, except share data):

	Quarter Ended June 30,
	2006			2005
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(2,115)	3,430,043	$(0.62)	$(1,572)	3,430,043	$(0.46)
Class B stockholders	(423)	685,324	(0.62)	(314)	685,324	(0.46)

	Six Months Ended June 30,
	2006			2005
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(3,559)	3,430,043	$(1.04)	$(3,282)	3,430,043	$(0.96)
Class B stockholders	(712)	685,324	(1.04)	(656)	685,324	(0.96)

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

5. Stock Based Compensation

At June 30, 2006, the Company had stock-based employee incentive plans and stock-based director and network founders’ plans. Prior to December 31, 2005, the Company accounted for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost was reflected in net loss prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives: (In thousands except per share data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,538)	$(1,886)	$(4,271)	$(3,938)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(153)	—	(307)

Pro forma net loss	$(2,538)	$(2,039)	$(4,271)	$(4,245)

Basic loss per share:
As reported	$(0.62)	$(0.46)	$(1.04)	$(0.96)
Pro forma	$(0.62)	$(0.50)	$(1.04)	$(1.03)

No additional option grants occurred through the six months ended June 30, 2006.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the six months ended June 30, 2006 and 2005:

	2006	2005
Dividend yield	N/A	0.0%
Risk-free interest rate	N/A	4.1%
Volatility factor	N/A	77.0%
Expected life in years	N/A	10

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005, which was the first quarter of 2006 for the Company.

In December 2005, the Company’s board of directors approved the accelerated vesting of all currently outstanding unvested stock options (“Options”) to purchase shares of Class A common stock of the Company as of December 31, 2005. These Options were previously awarded to directors, officers and employees under the Company’s 1993, 1994, 1996 and 2003 Employee and Director Stock Option Plans. By accelerating the vesting of these Options, the Company estimates that it will not incur approximately $486,000 of future compensation expense. The Company did not recognize any compensation expense in 2005 in accordance with APB 25 as all accelerated options were out of-the-money at the date of acceleration.

Options to purchase 674,884 shares of the Company’s Class A common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 31, 2005 as a result of the board’s actions. The number of shares and exercise prices of the Options subject to the acceleration are unchanged. The remaining terms for each of the Options granted remain the same. The acceleration was effective as of December 31, 2005. The Company has sought consents from option holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option. There was no compensation expense in the statements of operations for the three and six months ended June 30, 2006 and 2005 associated with share based payments.

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

Quarterly Results

Second Quarter Ended June 30, 2006 Compared to Second Quarter Ended June 30, 2005

Revenues were $7.2 million in the second quarter ended June 30, 2006 compared to $13.9 million in the second quarter ended June 30, 2005, a decrease of $6.7 million, or 47.9%.

The decrease in revenue recognized in 2006 compared to 2005 was the result of a decrease of $4.7 million of site management services revenue and a decrease in EPR service revenue of $3.3 million offset by an increase in CRO revenue of $1.3 million.

Cost of services were $1.6 million in the second quarter ended June 30, 2006 compared to $1.7 million in the second quarter ended June 30, 2005, a decrease of $0.1 million, or 5.4%. This decrease was attributable to decreased site management service operating costs of $0.6 million offset by increased operating costs associated with CRO services of $0.5 million.

Reimbursable pass-through expenses (investigator fees and other study costs such as laboratory fees and patient stipends) were $4.7 million in the second quarter ended June 30, 2006 compared to $10.5 million in the second quarter ended June 30, 2005, a decrease of $5.8 million, or 55.2%. This decrease was a direct result of the overall revenue decrease discussed above.

Selling, general and administrative costs were $1.5 million in the second quarter ended June 30, 2006 compared to $1.8 million in the second quarter ended June 30, 2005, a decrease of $0.3 million, or 13.7%, attributable to overhead cost reductions.

We had an operating loss of ($0.6) million in the second quarter ended June 30, 2006 compared to an operating loss of ($0.1) million in the second quarter ended June 30. 2005. As discussed above, the $0.5 million increased operating loss was driven by the $6.7 million decrease in revenues, offset by the $5.9 million decrease in cost of services and reimbursable pass-through expenses and a $0.3 million decrease in selling, general and administrative costs.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Revenues were $24.1 million in the six months ended June 30, 2006 compared to $27.4 million in the six months ended June 30, 2005, a decrease of $3.3 million, or 12.2%. The decrease in revenue recognized in 2006 compared to 2005 was the result of a decrease of $6.7 million of site management service revenue and a decrease of $2.1 million in EPR service revenue offset by an increase in CRO revenue of $5.5 million.

Cost of services were $3.2 million in the six months ended June 30, 2006 compared to $3.4 million for the same period in 2005, a decrease of $0.2 million, or 5.1%. This decrease was attributable to decreased site management service operating costs of $1.2 million offset by increased operating costs associated with CRO services of $1.0 million.

Reimbursable pass-through expenses (investigator fees and other study costs such as laboratory fees and patient stipends) were $18.2 million in the six months ended June 30, 2006 compared to $20.8 million for the same period in 2005, a decrease of $2.6 million, or 12.3%. This decrease was a direct result of the overall revenue decrease discussed above.

Selling, general and administrative costs were $3.0 million in the six months ended June 30, 2006 compared to $3.4 million in the six months ended June 30, 2005, a decrease of $0.4 million, or 10.4%, attributable to overhead cost reductions.

Operating loss increased to $0.5 million in the six months ended June 30, 2006 compared to $0.4 million in the six months ended June 30, 2005. As discussed above, the $0.1 million increased operating loss is driven by the $3.3 million decrease in revenues offset by the $2.8 million decrease in cost of services and reimbursable pass-through expenses and a $0.4 million decrease in selling, general and administrative costs.

Liquidity and Capital Resources

Net cash generated from (used in) operating activities was approximately $(4.5) million and $1.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in operating activities in the six months ended June 30, 2006 increased substantially due to a reduction in deferred revenue (liabilities) related to the EPR and CRO service offerings and a reduction in accrued liabilities related to site management and EPR service offerings offset by a decrease in site management and CRO receivables. Cash generated from operating activities for the six months ended June 30, 2005 was a result of a substantial increase in deferred revenue (liabilities) related to the CRO services offset by continued investment in the expansion of CRO services.

Working capital was approximately $(4.1) million as of June 30, 2006 and $(3.8) million as of December 31, 2005. The decrease from December 31, 2005 to June 30, 2006 of $0.3 million or 9.9% was primarily the result of a decrease in cash used in funding CRO services.

With the exception of 2005, we have generated negative cash flows since our inception. As a result, we have financed our operations through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.0 million and $5.5 million as of June 30, 2006 and December 31, 2005, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expires on September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation. As of June 30, 2006, we had availability under the Credit Facility of $1.3 million, of which $0.7 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB’s prime rate and (b) 5.5%, provided that we must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

On March 28, 2005, we and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if we failed to meet the specified minimum Quick Ratio but nonetheless were within a specified range thereof, such violation would not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation would decrease and the interest rate applicable to borrowings would increase from 1.0% above SVB’s prime rate to 2.0% above SVB’s prime rate until such violation is cured). As of June 30, 2006, the effective interest rate was 9.25%.

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

Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains various restrictive covenants, including covenants limiting our ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on our stock, or otherwise operate our business outside of the ordinary course, and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of June 30, 2006, we were in compliance with the Credit Facility covenants.

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

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of June 30, 2006 (in thousands):

	Payment due by period
Contractual Obligations	Total	2006	2007 to 2008	2009 to 2010	Beyond 2010
Operating Lease Obligations	2,313	319	1,309	686	0

In addition, under the terms of our Series A preferred stock, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. Our Credit Facility, however, required that holders of over one-third of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock waive their rights to, or otherwise agreed not to, redeem such stock during the term of the Credit Facility and at any time any amount is outstanding under the Credit Facility or owed to SVB by us and for a period of 30 days thereafter. See “Liquidity and Capital Resources.”

Impact of New Accounting Pronouncements

At June 30, 2006, we had stock-based employee incentive plans and stock-based director, consultants and network founders plans. We account for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee incentive cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,538)	$(1,886)	$(4,271)	$(3,938)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(153)	—	(307)

Pro forma net loss	$(2,538)	$(2,039)	$(4,271)	$(4,245)

Basic loss per share:
As reported	$(0.62)	$(0.46)	$(1.04)	$(0.96)
Pro forma	$(0.62)	$(0.50)	$(1.04)	$(1.03)

No additional option grants occurred through the six months ended June 30, 2006.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the six months ended June 30, 2006 and 2005:

	2006	2005
Dividend yield	N/A	0.0%
Risk-free interest rate	N/A	4.1%
Volatility factor	N/A	77.0%
Expected life in years	N/A	10

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). This statement requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes Accounting Principles Bulletin No. 25 (APB 25) “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123(R) are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005, which was the first quarter of 2006 for the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $7.0 million. Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables. As of June 30, 2006, we had availability under the Credit Facility of $1.3 million, with $0.7 million of borrowings outstanding. We do not expect changes in interest rates to have a material effect on our income or cash flows.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

In lieu of an annual meeting of stockholders, stockholders representing a majority of the issued and outstanding shares of our voting securities, elected the following individuals to our board of directors by written consent dated April 25, 2006:

•	Pradip K. Banerjee, Ph.D.;

•	C. Lee Jones;

•	Joan Neuscheler; and

•	Zubeen Shroff.

All of the above listed individuals were re-elected as members of our board of directors. For further information, see the Information Statement on Schedule 14C filed by Essential Group on April 27, 2006 (File No. 000-32601) with the Securities and Exchange Commission, which is incorporated herein by reference.

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

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: August 10, 2006		Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description

31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)