Form 10-Q
period 2006-09-30
ESSENTIAL GROUP INC
filed 2006-11-13
CIK 1088000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

(847) 855-7676

(Registrant's telephone number, including area code)

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

At November 1, 2006, there were 3,430,043 shares of Class A common stock outstanding and 685,324 shares of Class B common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share data)

	September 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,088	$5,525
Accounts receivable, net of allowance for doubtful accounts of $662 and $662	6,049	10,415
Prepaid expenses	1,822	1,949

Total current assets	8,959	17,889

FIXED ASSETS:
Cost	6,582	6,548
Less – Accumulated depreciation and amortization	(6,181)	(6,023)

Total fixed assets, net	401	525

OTHER ASSETS:
Other	34	34

Total other assets	34	34

	$9,394	$18,448

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable	$2,244	$1,035
Line of Credit	475	672
Accrued investigator fees and other expenses	7,629	13,440
Deferred revenue	3,132	6,512

Total current liabilities	13,480	21,659

CONTINGENCIES AND COMMITMENTS
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
Series A redeemable convertible preferred stock, par value $0.001 per share; 9,741,400 shares authorized; 4,992,621 shares issued and outstanding	100,490	94,694

STOCKHOLDERS' DEFICIT:
Class A common stock, par value $0.001 per share; 25,000,000 shares authorized; 3,434,626 shares issued and 3,430,043 shares outstanding	3	3
Class B convertible common stock, par value $0.001 per share; 685,324 shares authorized, issued and outstanding	1	1
Series B convertible preferred stock, par value $0.001 per share; 228,436 shares authorized, issued and outstanding	—	—
Series E convertible preferred stock, par value $0.001 per share; 30,164 shares authorized, issued and outstanding	—	—
Warrants to purchase common stock	90	90
Additional paid-in-capital	32,965	32,965
Accumulated deficit	(137,589)	(130,918)

	(104,530)	(97,859)
Treasury stock, at cost, 4,583 shares	(46)	(46)

Total stockholders' deficit	(104,576)	(97,905)

	$9,394	$18,448

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES
Direct revenues	$2,418	$3,041	$8,270	$9,676
Reimbursable pass-through	2,397	10,308	20,636	31,098

Total revenues	4,815	13,349	28,906	40,774

COSTS & EXPENSES:
Cost of services	1,291	1,673	4,478	5,109
Reimbursable pass-through expenses	2,397	10,308	20,636	31,098
Selling, general and administrative	1,513	1,540	4,556	4,938
Depreciation and amortization	52	74	158	261

Total costs and expenses	5,253	13,595	29,828	41,406

OPERATING LOSS	(438)	(246)	(922)	(632)
OTHER INCOME, net	6	6	46	28

Loss before provision for income taxes	(432)	(240)	(876)	(604)

PROVISION FOR INCOME TAXES	—	—	—	—

NET LOSS	(432)	(240)	(876)	(604)

ACCRETION OF PREFERRED STOCK	1,970	1,820	5,796	5,394

Net loss applicable to common stockholders	$(2,402)	$(2,060)	$(6,672)	$(5,998)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Loss per common share-
Class A	$(0.58)	$(0.50)	$(1.62)	$(1.46)
Class B	(0.58)	(0.50)	(1.62)	(1.46)

Weighted average number of common shares outstanding-
Class A	3,430,043	3,430,043	3,430,043	3,430,043
Class B	685,324	685,324	685,324	685,324

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(876)	$(604)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities
Depreciation and amortization	158	261
Changes in assets and liabilities, net	(3,488)	114

Net cash and cash equivalents generated from (used in) operating Activities	(4,206)	(229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of fixed assets, net	(34)	(285)

Net cash and cash equivalents used in investing activities	(34)	(285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on Line of Credit, net	(197)	(2)

Net cash and cash equivalents used in financing activities	(197)	(2)

Net increase (decrease) in cash and cash equivalents	(4,437)	(516)

CASH AND CASH EQUIVALENTS, beginning of period	5,525	1,252

CASH AND CASH EQUIVALENTS, end of period	$1,088	$736

See accompanying notes to condensed consolidated financial statements.

ESSENTIAL GROUP, INC. AND SUBSIDIARY

UNAUDITED NOTES TO CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Essential Group, Inc. (the “Company”) have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The information furnished herein includes all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. These financial statements should be read in conjunction with the audited financial statements and notes to the audited financial statements as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K (See Note 4). Certain amounts from the prior periods have been reclassified to reflect the current period presentation.

2. Liquidity and Future Operations

Management does not believe that the funds available under the Credit Facility (as defined below) and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the next twelve months. With the approval of the Company’s board of directors, management is currently in discussions with certain stockholders with regard to future financing to sustain and support the growth of the Company’s business. If obtained, this additional financing is likely to require a recapitalization of the Company. Management’s discussions are preliminary, and no assurance can be given that the additional financing will be obtained, in the required amount or at all, or on terms acceptable to the Company.

Net cash generated from (used in) operating activities was approximately $(4.2) million and $(0.2) million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in operating activities in the nine months ended September 30, 2006 increased substantially due to a reduction in deferred revenue (liabilities) and a reduction in accrued investigator fees and other expenses offset by a decrease in accounts receivable. Cash used in operating activities for the nine months ended September 30, 2005 was a result of operating losses.

Working capital was approximately $(4.5) million as of September 30, 2006 and $(3.8) million as of December 31, 2005. The decrease from December 31, 2005 to September 30, 2006 of $0.7 million or 18.4% was primarily the result of a decrease in cash used in funding CRO services.

The Company has generated negative cash flows since its inception. As a result, the Company has financed its operations through the sale of equity securities. To date, the Company has raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.1 million and $5.5 million as of September 30, 2006 and December 31, 2005, respectively.

On September 27, 2004, the Company and its subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expired September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation.

On March 28, 2005, the Company and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if the Company failed to meet the specified minimum Quick Ratio but nonetheless was within a specified range thereof, such violation would not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation would decrease and the interest rate applicable to borrowings would increase from 1.0% above SVB's prime rate to 2.0% above SVB's prime rate until such violation is cured).

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

Borrowings under the Credit Facility are secured by substantially all of the Company’s assets. The Credit Facility contains various restrictive covenants, including covenants limiting the Company’s ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on the Company’s stock, or otherwise operate its business outside of the ordinary course, and requires the Company to comply with a number of affirmative covenants related to the operation of its business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of September 30, 2006, the Company was in compliance with the Credit Facility covenants. As of September 30, 2006, the Company had availability under the Credit Facility of $0.7 million, of which $0.5 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB's prime rate and (b) 5.5%, provided that the Company must pay monthly interest of at least $3,500, even if no borrowings are outstanding. As of September 30, 2006, the effective interest rate was 9.25%.

In general, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to continue to expand its CRO services, which may require additional capital. In addition, the Company may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact the Company’s liquidity requirements or cause it to seek additional equity or debt financing alternatives. The Company will need to raise additional capital to meet its long-term liquidity needs. The Company may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to the Company’s stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect the Company’s operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to the Company, if at all. If the Company is unable to raise any needed additional capital, it may be required to significantly alter its operating plan, which could have a material adverse effect on its business, financial condition and results of operations.

3. Net Losses Per Share

Basic and diluted net loss per common share is based on the weighted average number of Class A and Class B shares of common stock outstanding. Basic net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss available to Class A and Class B common stockholders for the period by the weighted average number of Class A and Class B common and common equivalent shares outstanding during the period. Stock warrants, preferred stock and stock options were not included in the diluted net loss per common share calculation since their impact is anti-dilutive. For the period ended September 30, 2006, 5,251,221 outstanding preferred stock shares, 2,676,087 outstanding stock options and 71,250 outstanding Class A common stock warrants were excluded from the calculation of diluted earnings per share because they were anti-dilutive. However, these options could be dilutive in the future.

The following is a reconciliation of the Company’s basic and diluted net loss per share for the quarter ended September 30, 2006 and 2005 (unaudited, in thousands, except share data):

	Quarter Ended September 30,
	2006			2005
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(2,002)	3,430,043	$(0.58)	$(1,717)	3,430,043	$(0.50)
Class B stockholders	(400)	685,324	(0.58)	(343)	685,324	(0.50)

	Nine Months Ended September 30,
	2006			2005
	Net Loss	Number of Shares	Per Share Amount	Net Loss	Number of Shares	Per Share Amount
Net loss available to:
Class A stockholders	$(5,561)	3,430,043	$(1.62)	$(4,999)	3,430,043	$(1.46)
Class B stockholders	(1,111)	685,324	(1.62)	(999)	685,324	(1.46)

4. Research Services

The Company was founded in 1994 by several physicians as an affiliated site management network and provides pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of phase I-IV clinical research in North America. In March 2004, the Company expanded the services of Essential Group, Inc. to include Essential Contract Research Organization (CRO) services. The Company’s primary clinical research management services provided are branded as Essential CRO services, Essential Patient Recruitment services, and AmericasDoctor services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. The Company is considered a pharmaceutical services company, providing services across the majority of functions for clinical development. The Company offers complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

The Company formally launched Essential CRO in May 2004 as a specialty full service provider. The CRO services include study design, study initiation, project management, patient recruitment, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging quality assurance, data management/statistical analysis, medical writing, study closeout and regulatory support for filings. The Company provides these services to the pharmaceutical and biotechnology industries directly or through its partners. The Company conducts trials from phase I-IV in humans and contracts directly with the sponsor of the research trial. The Company oversees all aspects of the clinical trial with close oversight and control by the sponsor’s central management team.

In June 2003, the Company formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment service provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. Essential Patient Recruitment utilizes customized creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. The Company provides patient recruitment services in over 60 different disease states and contracts directly with the sponsor of the research project and then executes on their behalf as a contractor.

5. Stock Based Compensation

At September 30, 2006, the Company had stock-based employee incentive plans and stock-based director and network founders’ plans. Prior to December 31, 2005, the Company accounted for the employee plans under the recognition and measurement principals of Accounting Principals Board Opinion 25 (APB 25), “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee incentive cost was reflected in net loss prior to December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock at the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives: (In thousands except per share data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,402)	$(2,060)	$(6,672)	$(5,998)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(151)	—	(458)

Pro forma net loss	$(2,402)	$(2,211)	$(6,672)	$(6,456)

Basic loss per share:
As reported	$(0.58)	$(0.50)	$(1.62)	$(1.46)
Pro forma	$(0.58)	$(0.54)	$(1.62)	$(1.57)

No additional option grants occurred through the nine months ended September 30, 2006.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the nine months ended September 30, 2006 and 2005:

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

In December 2005, the Company’s board of directors approved the accelerated vesting of all currently outstanding unvested stock options ("Options") to purchase shares of Class A common stock of the Company as of December 31, 2005. These Options were previously awarded to directors, officers and employees under the Company’s 1993, 1994, 1996 and 2003 Employee and Director Stock Option Plans. By accelerating the vesting of these Options, the Company estimates that it will not incur approximately $486,000 of future compensation expense. The Company did not recognize any compensation expense in 2005 in accordance with APB 25 as all accelerated options were out of-the-money at the date of acceleration.

Options to purchase 674,884 shares of the Company's Class A common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 31, 2005 as a result of the board's actions. The number of shares and exercise prices of the Options subject to the acceleration are unchanged. The remaining terms for each of the Options granted remain the same. The acceleration was effective as of December 31, 2005. The Company has sought consents from option holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option. There was no compensation expense in the statements of operations for the three and nine months ended September 30, 2006 and 2005 associated with share based payments.

6. Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and allows for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2006 annual financial statements and we expect to record any adjustment, if necessary, as a cumulative effect adjustment to retained earnings . The company is currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. The company is currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The company is in process of evaluating the expected effect of FIN 48 on its Consolidated Financial Statements and is currently not in a position to determine such effects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, references to “Essential Group,” “the Company,” “we,” “our” and “us” in this quarterly report on Form 10-Q refer to Essential Group, Inc. and its consolidated subsidiary.

Overview

We were founded in 1994 by several physicians as an affiliated site management network and provide pharmaceutical, biotechnology, nutritional and device companies a single source for managing the conduct of phase I-IV clinical research in North America. In March 2004, we expanded the services of Essential Group, Inc. to include Essential Contract Research Organization (“CRO”) services. Our primary clinical research management services provided are branded as Essential CRO services, Essential Patient Recruitment services (“EPR”), and AmericasDoctor services. These services represent a single group of similar clinical management services provided to pharmaceutical and biotechnology firms in conducting clinical research. We are considered a pharmaceutical services company, providing services across the majority of functions for clinical development. We offer complete services to clients in the pharmaceutical, biotech, nutritional, device, and governmental research industries.

We formally launched Essential CRO in May 2004 as a specialty full service provider. The CRO services include study design, study initiation, project management, patient recruitment, therapeutic consulting, clinical and medical monitoring, clinical labs and packaging quality assurance, data management/statistical analysis, medical writing, study closeout and regulatory support for filings. We provide these services to the pharmaceutical and biotechnology industries directly or through our partners. We conduct trials from phase I-IV in humans and contract directly with the sponsor of the research trial. We oversee all aspects of the clinical trial with close oversight and control by the sponsor’s central management team.

In June 2003, we formally launched the brand of Essential Patient Recruitment as a full-service patient recruitment service provider for clinical trials. Many recruitment firms identify patients for clinical trials, but struggle to get them enrolled. Essential Patient Recruitment utilizes customized creative advertising and media in print, radio, and television to attract, screen and refer patients who may qualify to be enrolled in a clinical trial. The patients are referred directly to trained medical professionals at a study site who provide final assessment and qualification of the patient to be enrolled in a study. We provide patient recruitment services in over 60 different disease states and contract directly with the sponsor of the research project and then execute on their behalf as a contractor.

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

Quarterly Results

Third Quarter Ended September 30, 2006 Compared to Third Quarter Ended September 30, 2005

Revenues were $4.8 million in the Third quarter ended September 30, 2006 compared to $13.3 million in the Third quarter ended September 30, 2005, a decrease of $8.5 million, or 63.9%. The decrease in revenue recognized in 2006 compared to 2005 was the result of a decrease of $5.9 million of site management services revenue, a decrease in EPR service revenue of $2.1 million, and a decrease in CRO revenue of $0.5 million.

Cost of services was $1.3 million in the Third quarter ended September 30, 2006 compared to $1.6 million in the Third quarter ended September 30, 2005, a decrease of $0.3 million, or 18.8%. This decrease was attributable to decreased site management service operating costs of $0.6 million offset by increased operating costs associated with CRO services of $0.3 million.

Reimbursable pass-through expenses (investigator fees and other study costs such as laboratory fees and patient stipends) were $2.4 million in the Third quarter ended September 30, 2006 compared to $10.3 million in the Third quarter ended September 30, 2005, a decrease of $7.9 million, or 76.7%. This decrease was a direct result of the overall revenue decrease discussed above.

Selling, general and administrative costs were $1.5 million in the Third quarter ended September 30, 2006 compared to $1.5 million in the Third quarter ended September 30, 2005.

We had an operating loss of ($0.4) million in the Third quarter ended September 30, 2006 compared to an operating loss of ($0.2) million in the Third quarter ended September 30. 2005. As discussed above, the $0.2 million increased operating loss was driven by the $8.5 million decrease in revenues, offset by the $8.3 million decrease in cost of services and reimbursable pass-through expenses.

Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005

Revenues were $28.9 million in the nine months ended September 30, 2006 compared to $40.8 million in the nine months ended September 30, 2005, a decrease of $11.9 million, or 29.2%. The decrease in revenue recognized in 2006 compared to 2005 was the result of a decrease of $12.6 million of site management service revenue and a decrease of $4.2 million in EPR service revenue offset by an increase in CRO revenue of $4.9 million.

Cost of services was $4.4 million in the nine months ended September 30, 2006 compared to $5.1 million for the same period in 2005, a decrease of $0.7 million, or 13.7%. This decrease was attributable to decreased site management service operating costs of $1.8 million offset by increased operating costs associated with CRO services of $1.2 million.

Reimbursable pass-through expenses (investigator fees and other study costs such as laboratory fees and patient stipends) were $20.6 million in the nine months ended September 30, 2006 compared to $31.1 million for the same period in 2005, a decrease of $10.5 million, or 33.8%. This decrease was a direct result of the overall revenue decrease discussed above.

Selling, general and administrative costs were $4.5 million in the nine months ended September 30, 2006 compared to $4.9 million in the nine months ended September 30, 2005, a decrease of $0.4 million, or 8.2%, attributable to overhead cost reductions.

Operating loss increased to $0.9 million in the nine months ended September 30, 2006 compared to $0.6 million in the nine months ended September 30, 2005. As discussed above, the $0.3 million increased operating loss is driven by the $11.9 million decrease in revenues offset by the $11.2 million decrease in cost of services and reimbursable pass-through expenses and a $0.4 million decrease in selling, general and administrative costs.

Liquidity and Capital Resources

Management does not believe that the funds available under the Credit Facility (as defined below) and the Company’s cash on hand will be sufficient to meet its liquidity needs and fund operations through the next twelve months. With the approval of the Company’s board of directors, management is currently in discussions with certain stockholders with regard to future financing to sustain and support the growth of the Company’s business. If obtained, this additional financing is likely to require a recapitalization of the Company. Management’s discussions are preliminary, and no assurance can be given that the additional financing will be obtained, in the required amount or at all, or on terms acceptable to the Company.

Net cash generated from (used in) operating activities was approximately $(4.2) million and $(0.2) million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in operating activities in the nine months ended September 30, 2006 increased substantially due to a reduction in deferred revenue (liabilities) and a reduction in accrued investigator fees and other expenses offset by a decrease in accounts receivable. Cash used from operating activities for the nine months ended September 30, 2005 was a result of operating losses.

Working capital was approximately $(4.5) million as of September 30, 2006 and $(3.8) million as of December 31, 2005. The decrease from December 31, 2005 to September 30, 2006 of $0.7 million or 18.4% was primarily the result of a decrease in cash used in funding CRO services.

We have generated negative cash flows since our inception. As a result, we have financed our operations through the sale of equity securities. To date, we have raised approximately $53.6 million in net proceeds from the sale of common stock, redeemable convertible preferred stock, and preferred stock. Cash and cash equivalents and short-term marketable securities were approximately $1.1 million and $5.5 million as of September 30, 2006 and December 31, 2005, respectively.

On September 27, 2004, we and our subsidiary, AmericasDoctor.com Coordinator Services, Inc., entered into a secured revolving credit facility, or the Credit Facility, with Silicon Valley Bank, or SVB, which expired on September 27, 2006. The Credit Facility provides borrowing availability of up to the lesser of (a) $6.0 million and (b) an accounts receivable borrowing base calculation.

On March 28, 2005, we and SVB amended the Credit Facility to modify the terms of the Quick Ratio covenant to provide that through March 31, 2006, if we failed to meet the specified minimum Quick Ratio but nonetheless were within a specified range thereof, such violation would not be deemed an event of default (although the account receivable advance rate included in the borrowing base calculation would decrease and the interest rate applicable to borrowings would increase from 1.0% above SVB's prime rate to 2.0% above SVB's prime rate until such violation is cured). As of September 30, 2006, the effective interest rate was 9.25%.

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

Borrowings under the Credit Facility are secured by substantially all of our assets. The Credit Facility contains various restrictive covenants, including covenants limiting our ability to incur indebtedness, engage in asset acquisitions or dispositions, redeem or make dividends on our stock, or otherwise operate our business outside of the ordinary course, and requires us to comply with a number of affirmative covenants related to the operation of our business, including financial covenants regarding a minimum ratio of assets to liabilities, or the Quick Ratio, and a minimum tangible net worth. As of September 30, 2006, we were in compliance with the Credit Facility covenants. As of September 30, 2006, we had availability under the Credit Facility of $0.7 million, of which $0.5 million of loans were outstanding. Borrowings under the Credit Facility bear interest at a per annum rate equal to the greater of (a) 1.0% above SVB's prime rate and (b) 5.5%, provided that we must pay monthly interest of at least $3,500, even if no borrowings are outstanding.

In general, any projections of future cash inflows and outflows are subject to substantial uncertainty, including risks and uncertainties relating to the Company’s business plan to continue to expand its CRO services, which may require additional capital. In addition, we may, from time to time, consider acquisitions of or investments in complementary businesses, products, services and technologies, which may impact our liquidity requirements or cause us to seek additional equity or debt financing alternatives. We will need to raise additional capital to meet our long-term liquidity needs. We may seek to issue equity or obtain debt financing from third party sources. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. Any additional debt financing, if available, could involve further restrictive covenants, which could adversely affect our operations. There can be no assurance that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise any needed additional capital, we may be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition and results of operations.

Lease Arrangements, Rent Expense and Other Contractual Obligations

We have entered into operating lease agreements for office space and office equipment. The following is a schedule of the future minimum lease commitments relating to all leases as of September 30, 2006 (in thousands):

	Payment due by period
Contractual Obligations	Total	2006	2007 to 2008	2009 to 2010	Beyond 2010
Operating Lease Obligations	2,078	83	1,309	686	0

In addition, under the terms of our Series A preferred stock, the holders representing at least 66 2/3% of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock may require us to redeem all outstanding shares of our Series A preferred stock at a price equal to the liquidation value at the time of redemption, plus an amount equal to the cumulative amount of unpaid dividends as if such dividends had accrued at a rate of 8% per annum on the liquidation value. Our Credit Facility, however, required that holders of over one-third of our Series A-2, A-3, A-4, A-5 and A-6 preferred stock waive their rights to, or otherwise agreed not to, redeem such stock during the term of the Credit Facility and at any time any amount is outstanding under the Credit Facility or owed to SVB by us and for a period of 30 days thereafter. See "Liquidity and Capital Resources."

Impact of New Accounting Pronouncements

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

In December 2005, the Company’s board of directors approved the accelerated vesting of all currently outstanding unvested stock options ("Options") to purchase shares of Class A common stock of the Company as of December 31, 2005. These Options were previously awarded to directors, officers and employees under the Company’s 1993, 1994, 1996 and 2003 Employee and Director Stock Option Plans. By accelerating the vesting of these Options, the Company estimates that it will not incur approximately $486,000 of future compensation expense. The Company did not recognize any compensation expense in 2005 in accordance with APB 25 as all accelerated options were out of-the-money at the date of acceleration.

Options to purchase 674,884 shares of the Company's Class A common stock, which would otherwise have vested from time to time over the next five years, became immediately exercisable on December 31, 2005 as a result of the board's actions. The number of shares and exercise prices of the Options subject to the acceleration are unchanged. The remaining terms for each of the Options granted remain the same. The acceleration was effective as of December 31, 2005. The Company has sought consents from option holders of incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, if the acceleration would have the effect of changing the status of the option for federal income tax purposes from an incentive stock option to a non-qualified stock option. There was no compensation expense in the statements of operations for the three and nine months ended September 30, 2006 and 2005 associated with share based payments.

The following table illustrates the effect on net loss and earnings per share for 2005 if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee incentives (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,402)	$(2,060)	$(6,672)	$(5,998)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(151)	—	(458)

Pro forma net loss	$(2,402)	$(2,211)	$(6,672)	$(6,456)

Basic loss per share:
As reported	$(0.58)	$(0.50)	$(1.62)	$(1.46)
Pro forma	$(0.58)	$(0.54)	$(1.62)	$(1.57)

No additional option grants occurred through the nine months ended September 30, 2006.

The pro forma disclosure is not likely to be indicative of pro forma results which may be expected in future years because of the fact that options vest over several years, pro forma compensation expense is recognized as the options vest and additional awards may also be granted.

For purposes of determining the effect of these options, the fair value of each option is estimated on the date of grant based on the Black-Scholes single-option pricing model assuming the following for the nine months ended September 30, 2006 and 2005:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We maintain a portfolio of highly liquid investments in various bank accounts, which are classified as cash equivalents. In addition, we are party to a secured revolving credit agreement that permits a maximum borrowing capacity of $7.0 million. Amounts available under the Credit Facility are calculated as a percentage of our eligible receivables. As of September 30, 2006, we had availability under the Credit Facility of $0.7 million, with $0.5 million of borrowings outstanding. We do not expect changes in interest rates to have a material effect on our income or cash flows.

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

PART II - OTHER INFORMATION

Item 5. Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

On September 1, 2006, Zubeen Shroff, a director of Essential Group, Inc. (the “Company”), informed the Company that he will resign from the Board of Directors, effective immediately. Mr. Shroff was a member of the Company’s Compensation Committee, Audit Committee and Nominating Committee.

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

ESSENTIAL GROUP, INC.

	By:	/s/ Dennis N. Cavender
Date: November 13, 2006		Dennis N. Cavender
Executive Vice President, Chief Financial Officer and Secretary (Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No	Description
31.1	Principal Executive Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Principal Financial Officer’s Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to 18 U.S.C. § 1350 (Section 906 of Sarbanes-Oxley Act of 2002)